Form 10QSB
period 2005-06-30
Sports Source Inc
filed 2005-08-11
CIK 1312547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-125131

SPORTS SOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1917956
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

421 7 th Avenue, 14th Floor New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(516) 384-0832

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005: 9,420,000 shares of common stock.

SPORTS SOURCE INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SPORT SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$57,026
Account receivable, net	5

TOTAL ASSETS	$57,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,873

TOTAL CURRENT LIABILITIES	2,873

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,420,000 shares issued and outstanding	9,420
Additional paid in capital	95,880
Accumulated deficit during development stage	(51,142)
Total Stockholders’ Equity	54,158

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,031

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Period from November 15, 2004 (Inception) to June 30, 2005

REVENUE	$5	$5	$5

OPERATING EXPENSES
Professional fees	10,666	23,520	24,520
Stock issued for services	-	15,000	22,500
General and administrative	2,607	3,588	4,306
Total Operating Expenses	13,273	42,108	51,326

LOSS FROM OPERATIONS	(13,268)	(42,103)	(51,321)

OTHER INCOME
Interest Income	179	179	179

Provision for Income Taxes	-	-	-

NET LOSS	$(13,089)	$(41,924)	$(51,142)

Net loss per share - basic and diluted	$-	$-	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	9,420,000	8,700,056	8,395,310

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEDSTATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founder ($0.001 per share)	-	$-	7,500,000	$7,500	$-	$-	$7,500

Net loss for the period from November 15,2004 (inception) to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	7,500,000	7,500	-	(9,218)	$(1,718)

Common stock issued for cash ($0.05 per share)	-	-	1,620,000	1,620	79,380	-	81,000

Common stock issued for services ($0.05 per share)	-	-	300,000	300	14,700	-	15,000

In-kind contribution of rent	-	-	-	-	1,800	-	1,800

Net loss for the six months ended June 30, 2005	-	-	-	-	-	(41,924)	(41,924)

BALANCE, JUNE 30, 2005	-	$-	9,420,000	$9,420	$95,880	$(51,142)	$54,158

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Period from November 15, 2004 (Inception) to June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,924)	(51,142)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of rent	1,800	1,800
Stock issued for services	15,000	22,500
Changes in operating assets and liabilities:
Account Receivable	(5)	(5)
Accounts payable	2,873	2,873

Net Cash Used In Operating Activities	(22,256)	(23,974)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	702
Proceeds from loan payable – related party	-	1,000
Payments on stockholder loans	(702)	(702)
Payments on loan payable – related party	(1,000)	(1,000)
Cash overdraft	(16)	-
Proceeds from issuance of common stock	81,000	81,000

Net Cash Provided By Financing Activities	79,282	81,000

NET INCREASE IN CASH	57,026	57,026

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,026	57,026

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Sports Source, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on November 15, 2004. The Company was organized to provide online sports and fantasy sports information. Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005, there were no common share equivalents outstanding.

(G) Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

(H) Revenue Recognition

The Company recognizes revenue from fees changed to advertisers at the time the ads are displayed on the Company’s website. During the six months ended June 30, 2005, 100% of the Company’s revenue was derived from one advertiser.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On November 15, 2004, the Company issued 7,500,000 shares of common stock to its founder for services valued at the fair value on the grant date of $7,500 ($0.001 per share).

During 2005, the Company issued 300,000 shares of common stock for legal services valued at a recent cash offering price of $15,000 ($0.05 per share).

(B) Common Stock Issued for Cash

During 2005, the Company issued 1,620,000 shares of common stock for cash of $81,000 ($0.05 per share).

(C) In-kind contribution of rent

During 2005, the Company recorded additional paid in capital of $1,800 for the fair value of rent expense contributed to the Company by an individual (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

The stockholder of the Company received 7,500,000 shares of common stock with a fair value of $7,500 (See Note 2).

During 2005, the Company repaid $702 and $1,000 to a stockholder and a related party, respectively (See Note 3).

NOTE 4	COMMITMENTS AND CONTINGENCIES

During 2004, the Company entered into a two-year agreement with a consultant to provide strategic planning and consulting services. The agreement calls for monthly payments of $1,500 upon the receipt by the Company of a minimum of $15,000 in funding. As of March 31, 2005, the Company has received the minimum funding and begun making payments under the agreement. The agreement expires in March 2007.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations and has a negative cash flow from operations of $23,974 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans, and beginning operations will provide us the opportunity to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•	In the second half of 2005 we anticipate continuing to develop our FantasySportsDoc.com website and to add a number of new features. Features we would like to add in the near future include:

* More detailed player news & injury reports

* Columns - advice & strategy from experts and game leaders

* Daily fantasy leaders for games played each day

* Classified ads section

* Unique “Ask the Doc” section offering answers to questions about players and fantasy sports teams.

We believe these enhancements can be made for between $2,000 and $4,000.

•

Prepare and execute a marketing plan to increase our website traffic. We just launched our website in April 2005 and have spent no money on advertising to date. We expect that initially the majority of our members will come from internet advertising and search engine keyword placement. We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expect to spend approximately $5,000 on marketing in the third and fourth quarters of 2005, primarily in the areas of Keyword Advertising and Sponsored Links through Google, Overture, FindWhat, and other similar targeted keyword programs that employ a “cost-per-click” model. We will continue to devote resources to link exchange programs where we can create additional links for FantasySportsDoc.com in directories throughout the web.

•

In 2006, we plan to introduce our game fantasy sports games. We will create and build games for the major sports and market these games to our existing website users as well as to the overall fantasy sports market. The costs associated with implementing this phase of our business plan include increased marketing costs as well as programming and equipment costs to be determined. The exact timing for the launch of these games will depend in part on how quickly we are able to develop a user base for our existing website content as a larger initial user base would make it easier to attract players to our game and decrease external marketing costs associated with the launch of such games.

•

In early 2006, in conjunction with the launch our own branded fantasy sports products, we expect to initiate a more comprehensive marketing campaign. To promote our fantasy sports games, we will include traditional media advertising as well as internet-based marketing. We expect to spend a more substantial amount on this marketing but cannot determine a precise budget at this time. Considerations will include costs for various media placements and our cash flow at the time.

•

By late 2005, we hope to be able to hire a programmer on a dedicated basis in order to execute our plans for additional website content and to build our own fantasy sports games. We anticipate paying either an annual salary at market rates, or hourly fee to a dedicated programmer depending upon the workload required.

•

In the fourth quarter of 2005, we intend to initiate discussions with prominent retired professional athletes to endorse and promote our upcoming fantasy sports games. We would ideally like to hire a former hall of fame athlete in baseball, basketball, and football whose tasks would include participating in our fantasy game in their respective sport, promoting the game with their name and likeness, and interacting with our users on our website. Our President has a long background working in the sports industry and with sports representation firms and will be using this background to contact athletes that fit our profile. We will attempt to negotiate a compensation package that is stock-oriented, but it is likely that some amount of cash will be required to hire these athletes. Which athletes we hire will partially depend upon their compensation demands and our financial position at the time.

•

In the first quarter of 2006, we anticipate introducing various “tiers” of membership levels for FantasySportsDoc.com for our news and informational content. We expect that the site will ultimately have two levels of membership: A basic membership will be free and will offer access to most news, information, and content features. A premium membership will offer exclusive content, enhanced statistics and draft-day advice, as well as access to strategy and advance from fantasy sports experts throughout the season. There will be a small monthly membership fee for a premium subscription. The costs involved with setting up a membership structure should be minimal. The timing will be subject to our traffic levels late in 2005 as well as how much new and original content we are able to introduce to our website throughout the remainder of 2005.

•

Hire and train additional staff, including management, marketing staff, and administrative personnel. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By 2007, we expect to require approximately 10 employees and $50,000 per month for payroll. We will need additional capital or substantial revenue from subscriptions or advertising to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company’s existence.

We currently have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. However, we may require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

Capital Resources and Liquidity.

As of June 30, 2005, we had $57,026 in cash. Our general and administrative expenses are expected to average $600 per month for the next 12 months based upon our projected operating budget. We can currently satisfy more than one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $22,256 in the six months ending June 30, 2005. As of June 30, 2005, we had total current assets of $57,031 including cash of $57,026. As of June 30, 2005 our total current liabilities amounted to $2,873.

Critical Accounting Policies

Sports Source’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPORTS SOURCE, INC.
Registrant

Date: August 11, 2005	By: /s/ James Tubbs
James Tubbs
President, Chief Executive Officer,
Chairman of Board of Directors