Form 10QSB
period 2005-09-30
Sports Source Inc
filed 2005-11-09
CIK 1312547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2005: 9,420,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SPORT SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$44,211
Accounts receivable	7

TOTAL ASSETS	$44,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES	$-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,420,000 shares issued and outstanding	9,420
Additional paid in capital	97,680
Accumulated deficit during development stage	(62,882)
Total Stockholders’ Equity	44,218

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,218

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005	For the Period from November 15, 2004 (Inception) to September 30, 2005

REVENUE	$77	$82	$82

OPERATING EXPENSES
Professional fees	8,850	32,370	33,370
Stock issued for services	-	15,000	22,500
General and administrative	3,171	6,759	7,477
Total Operating Expenses	12,021	54,129	63,347

LOSS FROM OPERATIONS	(11,944)	(54,047)	(63,265)

OTHER INCOME
Interest income	203	383	383

Provision for Income Taxes	-	-	-

NET LOSS	$(11,741)	$(53,664)	$(62,882)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	9,420,000	8,948,566	8,620,188

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSEDSTATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founder ($0.001 per share)	-	$-	7,500,000	$7,500	$-	$-	$7,500

Net loss for the period from November 15,2004 (inception) to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	7,500,000	7,500	-	(9,218)	$(1,718)

Common stock issued for cash ($0.05 per share)	-	-	1,620,000	1,620	79,380	-	81,000

Common stock issued for services ($0.05 per share)	-	-	300,000	300	14,700	-	15,000

In-kind contribution of rent	-	-	-	-	3,600	-	3,600

Net loss for the nine months ended September 30, 2005	-	-	-	-	-	(53,664)	(53,664)

BALANCE, SEPTEMBER 30, 2005	-	$-	9,420,000	$9,420	$97,680	$(62,882)	$44,218

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Period from November 15, 2004 (Inception) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,664)	$(62,882)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of rent	3,600	3,600
Stock issued for services	15,000	22,500
Increase in accounts receivable	(7)	(7)
Net Cash Used In Operating Activities	(35,071)	(36,789)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	702
Proceeds from loan payable – related party	-	1,000
Payments on stockholder loans	(702)	(702)
Payments on loan payable – related party	(1,000)	(1,000)
Cash overdraft	(16)	-
Proceeds from issuance of common stock	81,000	81,000
Net Cash Provided By Financing Activities	79,282	81,000

NET INCREASE IN CASH	44,211	44,211

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,211	$44,211

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005, there were no common share equivalents outstanding.

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

(H) Revenue Recognition

The Company recognizes revenue from fees changed to advertisers at the time the ads are displayed on the Company’s website. During the nine months ended September 30, 2005, 91% of the Company’s revenue was derived from one advertiser.

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

AS OF SEPTEMBER 30, 2005

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

(C) In-Kind Contribution of Rent

During 2005, the Company recorded additional paid in capital of $3,600 for the fair value of rent expense contributed to the Company by an individual.

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

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations and has a negative cash flow from operations of $36,789 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to implement its strategic plans and beginning operations will provide us the opportunity to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•

In the fourth quarter of 2005 we anticipate continuing to develop our FantasySportsDoc.com website and to add a number of new features to the site. Features we would like to add in the near future include:

* More detailed player news & injury reports

* Columns - advice & strategy from experts and game leaders

* Daily fantasy leaders for games played each day

* Classified ads section

* Unique “Ask the Doc” section offering answers to questions about players and fantasy sports teams.

We believe these enhancements can be made for between $2,000 and $4,000.

•

Prepare and execute a marketing plan to increase our website traffic. We launched our website in April 2005 and have spent very minimal amount of money on advertising to date. We expect that initially the majority of our members will come from internet advertising and search engine keyword placement. We anticipate that within thirty to sixty days, a comprehensive marketing plan will be developed. We expected to spend approximately $5,000 on marketing over the next six months , primarily in the areas of Keyword Advertising and Sponsored Links through Google, Overture, FindWhat, and other similar targeted keyword programs that employ a "cost-per-click" model. We will continue to devote resources to link exchange programs where we can create additional links for FantasySportsDoc.com in directories throughout the web.

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

•

In early 2006, in conjunction with the launch of our own branded fantasy sports products, we expect to initiate a more comprehensive marketing campaign. To promote our fantasy sports games, we will include traditional media advertising as well as internet-based marketing. We expect to spend substantial amount on this marketing but cannot determine a precise budget at this time. Considerations will include costs for various media placements and our cash flow at the time.

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

•

In the first quarter of 2006, we anticipate introducing various “tiers” of membership levels for FantasySportsDoc.com for our news and informational content. We expect that the site will ultimately have two levels of membership: A basic membership that will be free and will offer access to most news, information, and content features. A premium membership will offer exclusive content, enhanced statistics and draft-day advice, as well as access to strategy and advance from fantasy sports experts throughout the season. There will be a small monthly membership fee for a premium subscription. The costs involved with setting up a membership structure should be minimal. The timing will be subject to our traffic levels late in 2005 as well as how much new and original content we are able to introduce to our website throughout the remainder of 2005.

•

Hire and train additional staff, including management, marketing staff, and administrative personnel. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By 2007, we expect to require approximately 10 employees and $50,000 per month for payroll. We will need additional capital or substantial revenue from subscriptions or advertising to meet these expenses and we will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company’s existence.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Capital Resources and Liquidity.

As of September 30, 2005, we had $44,211 in cash. Our general and administrative expenses are expected to average $3,900 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy more than one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $35,071 in the nine months ending September 30, 2005. As of September 30, 2005, we had total current assets of $44,218 including cash of $44,211. As of September 30, 2005 our total current liabilities amounted to $0.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

SPORTS SOURCE, INC.
Registrant

Date: November 9, 2005	By: /s/ James Tubbs
James Tubbs
President, Chief Executive Officer,
Chairman of Board of Directors