Form 10KSB
period 2005-12-31
Sports Source Inc
filed 2006-02-17
CIK 1312547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #333-125131

SPORTS SOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

20-1917956

(IRS Employer Identification Number)

421 7th Avenue, 14th Floor, New York, NY	10001
(Address of principal executive offices )	(Zip Code)

(516) 384-0832

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $87.00

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 15, 2006, was: $768,000.

Number of shares of the registrant’s common stock outstanding as of February 15, 2006 is: 9,420,000

The Transfer Agent for the Company is Corporate Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated under the laws of the State of Delaware on November 15, 2004. We own and operate a fantasy sports website. James Tubbs is our sole officer and director, as well as our controlling stockholder. Following our incorporation, we secured the domain name www.fantasysportsdoc.com to serve as our online home. The website was developed in early 2005 and initially launched in April 2005. We intend for the website to function as a “1-Stop-Shop” for fantasy sports news, information, and content.

Fantasy Sports is an activity in which a person drafts and manages a mythical “team” of professional athletes in a given sport and competes against other people’s teams based upon the daily real-world performance of their players in various statistical categories. People compete for prizes or bragging rights.

The fantasy sports market has grown to become one of the hottest industries on the Internet. More than 15 million Americans are playing fantasy sports games today

(http://money.cnn.com/2003/08/29/commentary/column_sportsbiz/sportsbiz/index.htm, Chris Isidore, CNN/Money Senior Writer, September 2, 2003, p.1) and the overall online sports market was expected to generate more than $50 million in spending in 2004 according to Jupiter Research (http://news.com.com/2100-1026-5061351.html, Jim Hu, CNET News.com, August 8, 2003, p.1).

We intend to offer a full suite of interactive online sports content with a primary emphasis on the fantasy sports market. Sports Source will have two distinct stages of development. In the first stage, www.fantasysportsdoc.com will serve as a news and informational website catering to the serious fantasy sports player. As the site grows its user base and reputation within the industry, the company will launch its second stage of operations whereby it will host and market its own fantasy sports games. These games will be subscription-based and are expected to be one of the primary revenue streams for the company in the future.

While there is no exact formula for determining when we will be ready to launch our own fantasy games, factors that would lead us to move towards a launch include:

a) Pre-Registration: We have recently added an email collection box under the “coming soon” promo for our fantasy games. This is for users who wish to be notified when we are ready to launch our games. When we have collected 1,000 or more potential subscribers we will consider launching our own games.

b) Users/Site Traffic: When site traffic increases to the point of having an average of 2,500 or more unique daily visitors to the site, we will consider launching our own games.

We will also monitor message board activity as well to determine website activity and growth. We want to feel confident that we have the ability to attract a minimum of 1,000 subscribers for our first fantasy game(s) before going ahead with them and the benchmarks described above would give us a measure of confidence that we can achieve this goal without relying solely upon outside advertising.

We believe that people will ultimately decide to play our fantasy games because we intend to make every effort to offer a better product than what is presently on the market. Many of the current leading fantasy games in terms of market share are run by media companies that have a variety of other products as well (ESPN, CBS Sportsline, USA Today etc). For our company, fantasy sports will be our core business and we will devote a great attention to detail in designing our games to try to ensure that they truly appeal to the serious fantasy sports player. We intend to offer a more varied prize structure which will not only give the user more ways to win, but challenge them as well by offering some non-traditional prize categories. We hope to hire former professional sports players to endorse our products, provide insight and analysis, and to play the games along with our users which we expect will serve to enhance the overall experience. In addition, our goal is to make our site an informational resource for fantasy sports players by offering them the latest news, injury reports, as well as strategic advice from top fantasy sports players.

We feel that once our business plan has been fully executed, people will find our games and our site to be one of the most enjoyable fantasy sports experiences in the industry.

Presently our fantasysportsdoc.com website offers the following features:

* Sports Headlines

* News Stories by Sports

* Sports Scores

* Links for Leading Online Fantasy Games

* Game lines

* Message Forum

* Tickers with News & Scores

Although we have not yet posted our own reviews of other fantasy games we anticipate that we will do so shortly. We have created a section in our message forum whereby our users can post their own reviews of fantasy games on the market.

The cost for all of our current content has been minimal so far. We have formed relationships with content providers as follows:

* Our newsfeeds provided by CaRP (http://www.geckotribe.com/rss/carp/) at no charge.

* Our tickers are provided by Allsports.com at no charge.

* Our scoreboard is provided by Sportsfeed.com at no charge.

* Our game lines are provided by Covers.com at no charge.

* Our message forum is provided by EZ Board (Gold Community). To date we have spent $9.99 for a 3 month subscription.

We completed a private placement in which we have raised $81,000 to devote primarily to advertising, working capital, and site enhancements, as well as professional fees, thereby giving us the opportunity to gain traffic at a faster rate, further differentiate and brand our product, and ultimately generate revenue through subscription fees and advertising income.

We anticipate that the majority of our future revenue will occur when we launch our own fantasy sports games. In fantasy sports, revenue is typically generated from 2 sources: entry fees and transaction fees. Users generally pay an entry fee in order to participate in a fantasy sports league. The entry fee includes the accumulation of all of the daily statistics and the related production of the league standings. Many fantasy games also charge transaction fees for adding/dropping a player from a user’s team roster and for making trades with other users. We anticipate that the entry fees and transaction fees will be a primary source of revenue and, as our member base grows, ultimately produce a profit for the company.

In addition, we also generate revenue through the implementation of Google’s AdSense Program. Google AdSense(TM) delivers ads targeted to our content pages and, by adding Google WebSearch to our site, AdSense delivers targeted ads to our search results pages too. At no cost to us, we are paid a minimal amount every time a user clicks on one of the targeted ads on our site. As of December 31, 2005, we have generated a total of $12 as a result of our participation in Google’s AdSense program. We expect that this amount will increase as our website traffic increases.

In subsequent phases of operations, we anticipate generating additional revenue from the following sources (further discussed in our “Management Discussion and Analysis” section below):

•	Advertising on fantasysportsdoc.com website
•	Classified ads fees including pay-for-placement structure
•	Subscription fees for premium memberships
•	Fees for premium individual content such as draft day advice from experts, and in-season newsletters/strategy tips
•	Subscription fees to fantasy sports games

As traffic on the site increases, we expect to be able to charge people for posting classified ads that will be viewed by our members. We expect users will post ads for any number of sports related topics including:

•	Players wanted for local fantasy sports leagues
•	Players looking for fantasy leagues to join
•	Fantasy Sports player rating tools and draft products
•	Computer programs that analyze player stats and/or team schedules
•	Other sports related items or products

We currently are not involved in or contemplating any acquisition or merger with any business or company in which our promoters, shareholders, management, or affiliates or associates directly or indirectly, have an ownership interest.

Marketing

We expect to implement a comprehensive marketing plan in the second quarter of 2006, focusing primarily in the areas of Keyword Advertising and Sponsored Links through targeted keyword programs that employ a “cost-per-click” model such as Google, Overture, and Findwhat. In these programs, we will create advertisements for FantasySportsDoc.com that will appear at the top of search results for particular keywords. In a cost-per-click model, we pay a fee (generally 10 to 25 cents or greater) each time the ad is clicked. When the ad is clicked, the user is taken directly to the FantasySportsDoc.com homepage. We will also devote resources to link exchange programs where we can create additional links for FantasySportsDoc.com in fantasy sports site directories throughout the web. Link exchange programs are generally free and involve only placing a link of the partner sites on our website in the “links” section in return for placement of a link to FantasySportsDoc.com in their directory. These programs serve to increase our exposure to potential new members.

Another area that we will continue to vigorously pursue as part of our marketing and branding program is search engine placement. We will work to optimize the website for priority search engine placement under relevant keywords such as “fantasy sports,” “fantasy baseball,” “fantasy football” etc.

Search engine placement is generally determined by several factors including the number of links to a website and the text and page content on a website. The more links there are to a site on the internet, the more advantageous it is for search engine placement. In terms of page content, search engines analyze the content of each page and the text and keywords in order to generate results that most match a user’s search query. We will devote effort to expanding the number of links to FantasySportsDoc.com as well as to editing the text throughout the site to try to make it as relevant as possible for searches related to our industry.

By continuing to work to optimize the site, and by increasing the number of links to the site, we feel that we can receive better and better search results and search engine saturation, which in turn directs more traffic to our website.

We also intend to pursue traditional print media as an advertising medium, particularly as Phase 2 of our business plan is implemented and we are marketing our own fantasy sports games. There are numerous trade publications devoted to the sports industry as a whole, as well as more specifically to fantasy sports and particular fantasy sports games.

Competition

We believe that our primary competition is from other fantasy sports websites. There are many fantasy game providers, as well as sports news and informational sources.

The leading fantasy sports game providers are traditionally major media organizations who offer fantasy sports as one of their many products. The most active fantasy games can be found at sites such as espn.com, CbsSportsline.com, SportingNews.com, and Yahoo.com, as well as through the official sites of Major League Baseball, the National Basketball Association, and the National Football League.

As far as news and information, in addition to the sites described above there are several sites that are specifically tailored to provide player news and information for fantasy sports players. The most popular of these sites include Rotowire.com and Rototimes.com.

We view FantasySportsDoc.com as ultimately becoming a hybrid site by offering both fantasy sports games as well as serving as a news and informational portal and thereby distinguishing itself within the industry. Building up a large amount of web traffic is critical for our business. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as fantasy sports continues to grow in popularity.

Employees

We currently have one full-time employee. We have also retained one consultant on a part-time basis for a 2 year term. On December 11, 2004, we signed a consulting agreement with our consultant, Darrell Lerner, who receives compensation in the amount of $1,500 per month. We will initially employ web developers and web designers on an hourly basis as needed.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 421 Seventh Avenue, 14th Floor, New York, New York 10001. We are currently being provided with space at this location by John Hughes, who is not related to us, at no charge to the company. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 15, 2006, there are approximately 41 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol “SPSI”.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•

In the first quarter of 2006 we anticipate continuing to develop our FantasySportsDoc.com website and adding a number of new features to the site. Features we would like to add in the near future include:

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

•

In early to mid 2006, in conjunction with the launch of our own branded fantasy sports products, we expect to initiate a more comprehensive marketing campaign. To promote our fantasy sports games, we will include traditional media advertising as well as internet-based marketing. We expect to spend substantial amount on this marketing but cannot determine a precise budget at this time. Considerations will include costs for various media placements and our cash flow at the time.

•

By the second quarter of 2006, we hope to be able to hire a programmer on a dedicated basis in order to execute our plans for additional website content and to build our own fantasy sports games. We anticipate paying either an annual salary at market rates, or hourly fee to a dedicated programmer depending upon the workload required.

•

In the first quarter of 2006, we intend to initiate discussions with prominent retired professional athletes to endorse and promote our upcoming fantasy sports games. We would ideally like to hire a former hall of fame athlete in baseball, basketball, and football whose tasks would include participating in our fantasy game in their respective sport, promoting the game with their name and likeness, and interacting with our users on our website. Our President has a long background working in the sports industry and with sports representation firms and will be using this background to contact athletes that fit our profile. We will attempt to negotiate a compensation package that is stock-oriented, but it is likely that some amount of cash will be required to hire these athletes. Which athletes we hire will partially depend upon their compensation demands and our financial position at the time.

•

In the first quarter of 2006, we anticipate introducing various “tiers” of membership levels for FantasySportsDoc.com for our news and informational content. We expect that the site will ultimately have two levels of membership: A basic membership that will be free and will offer access to most news, information, and content features. A premium membership will offer exclusive content, enhanced statistics and draft-day advice, as well as access to strategy and advance from fantasy sports experts throughout the season. There will be a small monthly membership fee for a premium subscription. The costs involved with setting up a membership structure should be minimal. The timing will be subject to our traffic levels late in early 2006 as well as how much new and original content we are able to introduce to our website throughout 2006.

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

Capital Resources and Liquidity.

As of December 31, 2005, we had $33,326 in cash. Our general and administrative expenses are expected to average $3,900 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $45,856 in the twelve months ending December 31, 2005. As of December 31, 2005, we had total current assets of $33,338 including cash of $33,326. As of December 31, 2005 our total current liabilities amounted to $994.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005, FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2004

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2005

PAGE	5

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005, FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2004

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Sports Source, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Sports Source, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005, for the period from November 15, 2004 (inception) to December 31, 2004 and for the period from November 15, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sports Source, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the periods from November 15, 2004 (inception) to December 31, 2004 and for the period from November 15, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with limited operations and has a negative cash flow from operations of $47,674 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

February 13, 2006

SPORTS SOURCE,INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$33,326
Accounts Receivable	12
Total Current Assets	33,338

TOTAL ASSETS	$33,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$994
Total Current Liabilities	994

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
9,420,000 shares issued and outstanding	9,420
Additional paid-in capital	97,680
Deficit accumulated during the development stage	(74,756)
Total Stockholders’ Equity	32,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,338

SPORTS SOURCE,INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period From	For the Period From
	For the Year	November 15, 2004	November 15, 2004
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

REVENUE	$87	$-	$87

OPERATING EXPENSES
Professional fees	41,792	1,000	42,792
Stock issued for services	15,000	7,500	22,500
General and administrative	9,370	718	10,088
Total Operating Expenses	66,162	9,218	75,380

LOSS FROM OPERATIONS	(66,075)	(9,218)	(75,293)

OTHER INCOME
Interest Income	537	-	537
Total Other Income	537	-	537

NET LOSS	$(65,538)	$(9,218)	$(74,756)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	9,067,720	7,500,000	8,888,443

SPORTS SOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO DECEMBER 31, 2005

						Deficit
	Preferred Stock		Common Stock		Additional	Accumulated During	Total
	$.001 Par Value		$.001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, November 14, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founder ($0.001 per share)	-	-	7,500,000	7,500	-	-	7,500

Net loss for the period from November 15, 2004 (inception)
to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	7,500,000	7,500	-	(9,218)	(1,718)

Common stock issued for cash ($0.05 per share)	-	-	1,620,000	1,620	79,380	-	81,000

Common stock issued for services ($0.05 per share)	-	-	300,000	300	14,700	-	15,000

In-kind contribution of rent	-	-	-	-	3,600	-	3,600

Net loss for the year ended December 31, 2005	-	-	-	-	-	(65,538)	(65,538)

Balance, December 31, 2005	-	$-	9,420,000	$9,420	$97,680	$(74,756)	$32,344

SPORTS SOURCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period From	For the Period From
	For the Year	November 15, 2004	November 15, 2004
	Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net Loss	$(65,538)	$(9,218)	$(74,756)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	15,000	7,500	22,500
In-kind contribution of rent	3,600	-	3,600
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	(12)	-	(12)
Accounts payable	994	-	994
Net Cash Used In Operating Activities	(45,956)	(1,718)	(47,674)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from (Repayments on) stockholder loan	(702)	702	-
Proceeds from (Repayments on) loan payable - related party	(1,000)	1,000	-
Repayment of cash overdraft	(16)	16	-
Proceeds from issuance of common stock	81,000	-	81,000
Net Cash Provided by Financing Activities	79,282	1,718	81,000

Net Increase (Decrease) in Cash	33,326	-	33,326

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$33,326	$-	$33,326

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Sports Source, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on November 15, 2004. The Company was organized to provide online sports and fantasy sports information. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004, there were no common share equivalents outstanding.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

(F) Stock-Based Compensation

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

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. During 2005, 87% and 13% of revenues were derived from two customers.

(I) Recent Accounting Pronouncements

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

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Services

On November 15, 2004, the Company issued 7,500,000 shares of common stock to its founder for services valued at the fair value on the grant date of $7,500 ($0.001 per share) (See Note 5).

During 2005, the Company issued 1,620,000 shares of common stock to unrelated third parties for services rendered valued at the fair value on the grant date of $81,000 ($0.05 per share).

During 2005, the Company issued 300,000 shares of common stock for proceeds of $15,000 ($0.05 per share).

(B) In-Kind Contribution

During 2005, the Company’s president paid rent on behalf of the Company totaling $3,600 (See Note 4).

NOTE 3	COMMITMENTS AND CONTINGENCIES

During 2004, the Company entered into a two-year agreement with a consultant to provide strategic planning and consulting services. The agreement calls for monthly payments of $1,500 upon the receipt by the Company of a minimum of $15,000 in funding. During March 2005, the Company raised the minimum funding. As of December 31, 2005, the Company expensed $12,000 related to the consulting contract.

NOTE 4	RELATED PARTY TRANSACTIONS

On November 15, 2004, the Company issued 7,500,000 shares of common stock to its founder for services (See Note 2(A)).

During 2005, the Company’s president paid rent on behalf of the Company (See Note 2(B)).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $47,674 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

Management believes that actions presently being taken to obtain additional equity funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	INCOME TAXES

Income tax expense for the year ended December 31, 2005 and 2004 is summarized as follows:

2005	Current	Deferred	Total

Federal	$-	$-	$-
State	-	-	-

	$-	$-	$-
2004

Federal	$-	$-	$-
State	-	-	-

	$-	$-	$-

Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

Expected income tax expense from operations	$22,253
Valuation allowance	(22,253)

$-

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

Deferred tax assets:	2005	2004

Net operating loss carryforward (benefit)	$(25,387)	$(3,134)
Total gross deferred tax assets	(25,387)	(3,134)
Less valuation allowance	25,387	3,134

Net deferred tax assets	$-	$-

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

The Company has a net operating loss carryforward of approximately $74,669 available to offset future taxable income through 2025. The valuation allowance at December 31, 2004 was $3,134. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $22,253.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

James Tubbs, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of February 15, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

James Tubbs	45	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

JAMES TUBBS is our founder and has served as President and Chief Executive Officer as well as Chairman of our Board of Directors since our inception in November 2004. Prior to that time he was a real estate broker with Century 21 from May 2002 to October 2004. In addition, from February 2002 to November 2004 he was employed with Triple Triple where he acted as the business management for Olympic Gold Medalist Sarah Hughes. From 1998-2001, Mr. Tubbs served as Executive Vice President of Fantasy Sports Net, Inc. (“FSN”), an interactive fantasy sports site that he co-founded. FSN created and ran nationwide fantasy sports games for itself and for known partners including WFAN Sports Radio in NY and Daily Racing Form. The company had approximately 12 employees and endorsement deals with Hall of Fame athletes Johnny Bench, Bill Walton, John Davidson, as well as Dr. Ruth Westheimer. From June 1996 to December 2001 he was also the Chief Operating Officer of Teltran International Group, Inc.

For the previous twelve years, Mr. Tubbs worked in the sports and entertainment industry for CBS Sports, CBS Radio Sports and ABC Sports covering college football, baseball, and basketball, along with professional football, baseball, basketball, tennis, golf, horse racing, track, and Olympic style competitions. During this period, Mr. Tubbs covered ten Super Bowls, five World Series and Playoffs, six Final Fours, six NBA Championships, three Masters, and the NHL Playoffs. His duties included writing, producing, as well as being the statistician, stage manager and business manager for broadcaster Brent Musburger. For another five years, he worked for the Marquee Group (formally Athletes and Artists), a Sports and Entertainment representation firm.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

In 2005, our sole officer and director did not receive any compensation for his services rendered to us and he is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Total Shares	% of Shareholdings

James Tubbs	7,500,000	79.62%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005and 2004, we were billed approximately $3,570 and $0 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,906 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and 2004, we were billed approximately $200 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPORTS SOURCE, INC.

By:	/s/ James Tubbs
James Tubbs
President, Secretary and Director

Dated: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James Tubbs	President, Secretary and Director	February 17, 2006
James Tubbs