Form 10QSB/A
period 2005-09-30
Sports Source Inc
filed 2006-03-01
CIK 1312547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

SPORTS SOURCE, INC.
Registrant

Date: February 27, 2006	By: /s/ James Tubbs
James Tubbs
President, Chief Executive Officer,
Chairman of Board of Directors