Form 10KSB/A
period 2005-12-31
Sports Source Inc
filed 2006-03-01
CIK 1312547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

AMENDMENT NO. 1 TO FORM 10-KSB

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

SPORTS SOURCE, INC.
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

None. .

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2005and 2004, we were billed approximately $3,570 and $0 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,906 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

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

Dated: March 1, , 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James Tubbs	President, Secretary and Director	March 1, 2006
James Tubbs

SPORTS SOURCE, INC.

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Sports Source Corporation (“Sports Source”) filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Sports Source, employees may be called upon to provide information to assure that Sports Source’s public reports are complete, fair, and understandable. Sports Source expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Sports Source’s public disclosure requirements.

Sports Source’s Finance Department bears a special responsibility for promoting integrity throughout Sports Source, with responsibilities to stakeholders both inside and outside of Sports Source. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Sports Source as a whole that ensures the fair and timely reporting of Sports Source’s financial results and conditions. Because of this special role, the CEO, CFO, and all members of Sports Source’s Finance Department are bound by Sports Source’s Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Sports Source files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one’s work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

-	Share job knowledge and maintain skills important and relevant to stakeholders needs.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all Sports Source assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of Sports Source’s Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Sports Source’s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.