Form 10QSB
period 2006-03-31
Sports Source Inc
filed 2006-04-28
CIK 1312547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 28, 2006: 18,840,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

SPORTS SOURCE, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE	1	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	3	STATEMENTS OF STOCKHOLDERS EQUITY FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Sports Source, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$19,178
Accounts Receivable	12
Total Current Assets	19,190

Total Assets	$19,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Current Liabilities	-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
18,840,000 shares issued and outstanding	18,840
Additional paid-in capital	88,260
Deficit accumulated during the development stage	(87,910)
Total Stockholders’ Equity	19,190

Total Liabilities and Stockholders’ Equity	$19,190

See accompanying notes to unaudited financial statements

Sports Source, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2006 and 2005 and
for the Period from November 15, 2004 (inception) to March 31, 2006
(Unaudited)

			November 15, 2004
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenue	$ -	$ -	$ 87

Operating Expenses
Professional fees	10,424	12,854	53,216
Stock issued for services	-	15,000	22,500
General and administrative	2,882	981	12,970
Total Operating Expenses	13,306	28,835	88,686

Loss from Operations	(13,306)	(28,835)	(88,599)

Other Income
Interest Income	152	-	689
Total Other Income	152	-	689

Net Loss	$ (13,154)	$ (28,835)	$ (87,910)

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	18,840,000	15,968,236	17,967,864

See accompanying notes to unaudited financial statements

Sports Source, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from November 15, 2004 (inception) to March 31, 2006
Unaudited

	Preferred Stock					Deficit
	$.001 Par Value		Common Stock, $.001 Par Value		Additional	accumulated during	Total
					Paid-in	development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	stage	Equity

Balance, November 14, 2004 (inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued to founder ($0.001 per share)	-	-	15,000,000	15,000	(7,500)	-	7,500

Net loss for the period from November 15, 2004 to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	15,000,000	15,000	(7,500)	(9,218)	(1,718)

Common stock issued for cash ($0.05 per share)	-	-	3,240,000	3,240	77,760	-	81,000
					.
Common stock issued for services ($0.05 per share)	-	-	600,000	600	14,400	-	15,000

In-kind contribution of rent	-	-	-	-	3,600	-	3,600

Net loss for the year ended December 31, 2005	-	-	-	-	-	(65,538)	(65,538)

Balance, December 31, 2005	-	-	18,840,000	18,840	88,260	(74,756)	32,344

Net loss for the quarter ended March 31, 2006	-	-	-	-	-	(13,154)	(13,154)

Balance, March 31, 2006	-	$ -	18,840,000	$ 18,840	$ 88,260	$ (87,910)	$ 19,190

See accompanying notes to unaudited financial statements

Sports Source, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005 and
for the Period from November 15, 2004 (inception) to March 31, 2006
(Unaudited)

			November 15, 2004
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(13,154)	$ (28,835)	$ (87,910)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	15,000	22,500
In-kind contribution of rent	-	900	3,600
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	-	-	(12)
Accounts payable	(994)	-	-
Net Cash Used In Operating Activities	(14,148)	(12,935)	(61,822)

Cash Flows From Financing Activities:
Proceeds from (Repayments on) stockholder loan	-	(702)	-
Proceeds from (Repayments on) loan payable - related party	-	(1,000)	-
Repayment of cash overdraft	-	(16)	-
Proceeds from issuance of common stock	-	68,000	81,000
Net Cash Provided by Financing Activities	-	66,282	81,000

Net Increase (Decrease) in Cash	(14,148)	53,347	19,178

Cash at Beginning of Period/Year	33,326	-	-

Cash at End of Period/Year	$ 19,178	$ 53,347	$ 19,178

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See accompanying notes to unaudited financial statements

SPORTS SOURCE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” For the three months ended March 31, 2006 and 2005 and for the period from November 15, 2004 (inception) to March 31, 2006, respectively, there were no common share equivalents outstanding.

E) Stock-Based Compensation

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

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

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

(H) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash and Services

On November 15, 2004, the Company issued 15,000,000 shares of common stock to its founder for services valued at the fair value on the grant date of $7,500 ($0.001 per share). (See Note 5)

During 2005, the Company issued 3,240,000 shares of common stock for proceeds of $81,000 ($0.05 per share).

During 2005, the Company issued 600,000 shares of common stock to unrelated third parties for services rendered valued at the fair value on the grant date of $15,000 ($0.05 per share).

(B) In-Kind Contribution

During 2005, the Company’s president paid rent on behalf of the Company totaling $3,600. (See Note 5)

(C) Stock Split

On March 3, 2006, the Company declared a two for one forward stock split. All share and per share data has been retroactively restated.

NOTE 3	LOANS PAYABLE

(A) Loans Payable - Stockholder

During 2004, a stockholder of the Company paid $702 for operating expenses on behalf of the Company. The total loan of $702 was payable on demand, non-interest bearing and unsecured. The loan was repaid in full during 2005. (See Note 5).

(B) Loans Payable – Related Party

During 2004, the Company’s president paid $1,000 for operating expenses on behalf of the Company. The total loan of $1,000 was payable on demand, non-interest bearing and unsecured. The loan was repaid in full during 2005. (See Note 5).

NOTE 4         COMMITMENTS AND CONTINGENCIES

During 2004, the Company entered into a two-year agreement with a consultant to provide strategic planning and consulting services. The agreement calls for monthly payments of $1,500 upon the receipt by the Company of a minimum of $15,000 in funding. At March 31, 2006, there have been no payments pursuant to this agreement as no funds have been raised.

NOTE 5	RELATED PARTY TRANSACTIONS

On November 15, 2004, the Company issued 15,000,000 shares of common stock to its founder for services (See Note 2(A)).

During 2004, a stockholder of the Company paid $702 for operating expenses on behalf of the Company. (See Note 3(A))

During 2004, the Company’s president paid $1,000 for operating expenses on behalf of the Company. (See Note 3(B))

During 2005, the Company’s president paid rent on behalf of the Company totaling $3,600. (See Note 2(B))

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $14,148 for the three months ended March 31, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions that have been taken to obtain additional equity funding have not been successful and is currently negotiating with an independent third party to complete a merger and change the Company's plan of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are a development stage company that owns and operates a fantasy sports website. Following our incorporation, we secured the domain name www.fantasysportsdoc.com to serve as our online home. The website was developed in early 2005 and initially launched in April 2005. We intend for the website to function as a “1-Stop-Shop” for fantasy sports news, information, and content.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•

In the second quarter of 2006 we anticipate continuing to develop our FantasySportsDoc.com website and adding a number of new features to the site. Features we would like to add in the near future include:

* More detailed player news & injury reports

* Columns - advice & strategy from experts and game leaders

* Daily fantasy leaders for games played each day

* Classified ads section

* Unique “Ask the Doc” section offering answers to questions about players and fantasy sports teams.

We believe these enhancements can be made for between $2,000 and $4,000.

•

Prepare and execute a marketing plan to increase our website traffic. We launched our website in April 2005 and have spent very minimal amount of money on advertising to date. We expect that initially the majority of our members will come from internet advertising and search engine keyword placement. We anticipate that within sixty days, a comprehensive marketing plan will be developed. We expected to spend approximately $5,000 on marketing over the next nine months , primarily in the areas of Keyword Advertising and Sponsored Links through Google, Overture, FindWhat, and other similar targeted keyword programs that employ a “cost-per-click” model. We will continue to devote resources to link exchange programs where we can create additional links for FantasySportsDoc.com in directories throughout the web.

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

•

In the second half of 2006, in conjunction with the launch of our own branded fantasy sports products, we expect to initiate a more comprehensive marketing campaign. To promote our fantasy sports games, we will include traditional media advertising as well as internet-based marketing. We expect to spend substantial amount on this marketing but cannot determine a precise budget at this time. Considerations will include costs for various media placements and our cash flow at the time.

•

By the third quarter of 2006, we hope to be able to hire a programmer on a dedicated basis in order to execute our plans for additional website content and to build our own fantasy sports games. We anticipate paying either an annual salary at market rates, or hourly fee to a dedicated programmer depending upon the workload required.

•

In the second quarter of 2006, we intend to initiate discussions with prominent retired professional athletes to endorse and promote our upcoming fantasy sports games. We would ideally like to hire a former hall of fame athlete in baseball, basketball, and football whose tasks would include participating in our fantasy game in their respective sport, promoting the game with their name and likeness, and interacting with our users on our website. Our President has a long background working in the sports industry and with sports representation firms and will be using this background to contact athletes that fit our profile. We will attempt to negotiate a compensation package that is stock-oriented, but it is likely that some amount of cash will be required to hire these athletes. Which athletes we hire will partially depend upon their compensation demands and our financial position at the time.

•

In the second quarter of 2006, we anticipate introducing various “tiers” of membership levels for FantasySportsDoc.com for our news and informational content. We expect that the site will ultimately have two levels of membership: A basic membership that will be free and will offer access to most news, information, and content features. A premium membership will offer exclusive content, enhanced statistics and draft-day advice, as well as access to strategy and advance from fantasy sports experts throughout the season. There will be a small monthly membership fee for a premium subscription. The costs involved with setting up a membership structure should be minimal. The timing will be subject to our traffic levels in early 2006 as well as how much new and original content we are able to introduce to our website throughout 2006.

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

Limited revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

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

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash, we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As we have not been able to raise funds to date, we may be forced to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Capital Resources and Liquidity.

As of March 31, 2006, we had $19,178 in cash. Our general and administrative expenses are expected to average $3,900 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $14,148 in the three months ending March 31, 2006. As of March 31, 2006, we had total current assets of $19,190 including cash of $19,178. As of March 31, 2006 our total current liabilities amounted to $0.

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

Item 2. Changes in Securities.

On February 20, 2006, the Company approved a 2-1 forward stock split of its common stock. The stock dividend was only applied to the Company's issued and outstanding shares and not its authorized shares. The record date for this stock dividend was March 3, 2006 and the pay date was March 6, 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

SPORTS SOURCE, INC.
Registrant

Date: April 28, 2006	By: /s/ James Tubbs
James Tubbs
President, Chief Executive Officer,
Chief Accounting Officer, and
Chairman of Board of Directors