Form 10QSB
period 2006-06-30
Sports Source Inc
filed 2006-07-26
CIK 1312547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 21, 2005: 18,840,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SPORT SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$10,158
Account receivable, net	13
Prepaid expenses	2,400

TOTAL ASSETS	$12,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,000

TOTAL LIABILITIES	3,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,840,000 shares issued and outstanding	18,840
Additional paid in capital	88,260
Accumulated deficit during development stage	(97,529)
Total Stockholders’ Equity	9,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,571

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from November 15, 2004 (Inception) to June 30, 2006

REVENUE	$2	$5	$2	$5	$89

OPERATING EXPENSES
Professional fees	6,785	10,666	17,209	23,520	60,001
Stock issued for services	-	-	-	15,000	22,500
General and administrative	2,883	2,607	5,765	3,588	15,853
Total Operating Expenses	9,668	13,273	22,974	42,108	98,354

LOSS FROM OPERATIONS	(9,666)	(13,268)	(22,972)	(42,103)	(98,265)

OTHER INCOME
Interest income	47	179	199	179	736
Total Other Income	47	179	199	179	736

Net Loss Before Provision For Income Taxes	(9,619)	(13,089)	(22,773)	(41,924)	(97,529)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(9,619)	$(13,089)	$(22,773)	$(41,924)	$(97,529)

Net loss per share - basic and diluted	$-	$-	$-	$-	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	18,840,000	18,840,000	18,840,000	17,400,112	18,101,926

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2004 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, November 15, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founder ($0.001 per share)	-	-	15,000,000	$15,000	$(7,500)	$-	$7,500

Net loss for the period from November 15,2004 (inception) to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	15,000,000	15,000	(7,500)	(9,218)	$(1,718)

Common stock issued for cash ($0.05 per share)	-	-	3,240,000	3,240	77,760	-	81,000

Common stock issued for services ($0.05 per share)	-	-	600,000	600	14,400	-	15,000

In-kind contribution of rent	-	-	-	-	3,600	-	3,600

Net loss for the year ended December 31, 2005	-	-	-	-	-	(65,538)	(65,538)

Balance, December 31, 2005	-	-	18,840,000	18,840	88,260	(74,756)	32,344

Net loss for the six months ended June 30, 2006	-	-	-	-	-	(22,773)	(22,773)

BALANCE, JUNE 30, 2006	-	$-	18,840,000	$18,840	$88,260	$(97,529)	$9,571

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from November 15, 2004 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(22,773)	(41,924)	(97,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	15,000	22,500
In-kind contribution of rent	-	1,800	3,600
Changes in operating assets and liabilities:
Increase (Decrease) In:
Account receivable	(2)	(5)	(13)
Prepaid expenses	(2,400)	-	(2,400)
Accounts payable	2,007	2,873	3,000
Net Cash Used In Operating Activities	(23,168)	(22,256)	(70,842)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of stockholder loans	-	(702)	(702)
Proceeds from loan payable - related party	-	-	702
Proceeds from stockholder loans	-	-	1,000
Repayments of loan payable – related party	-	(1,000)	(1,000)
Repayment of cash overdraft	-	(16)	-
Proceeds from issuance of common stock	-	81,000	81,000
Net Cash Provided By Financing Activities	-	79,282	81,000

NET INCREASE (DECREASE) IN CASH	(23,168)	57,026	10,158

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,326	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,158	$57,026	$10,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

AS OF JUNE 30, 2006

(UNAUDITED)

those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

(G) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

AS OF JUNE 30, 2006

(UNAUDITED)

The Company recognizes revenue as earned on a click through basis. As the traffic moves through the websites per click, the contract amount is recognized as revenue. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

(C) In-Kind Contribution

During 2005, the Company’s President paid rent on behalf of the Company totaling $3,600 (See Note 5).

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

(D) Stock Split

On March 3, 2006, the Company declared a two for one stock forward stock split. All share and per share data has been retroactively restated.

NOTE 3	LOANS PAYABLE

(A) Loans Payable - Stockholder

During 2004, a stockholder of the Company paid $702 for operating expenses on behalf of the Company. The total loan of $702 was payable on demand, non-interest bearing and unsecured. The loan was repaid in full during 2005 (See Note 5).

(B) Loans Payable – Related Party

During 2004, the Company’s president paid $1,000 for operating expenses on behalf of the Company. The total loan of $1,000 was payable on demand, non-interest bearing and unsecured. The loan was repaid in full during 2005 (See Note 5).

NOTE 4	COMMITMENTS AND CONTINGENCIES

During 2004, the Company entered into a two-year agreement with a consultant to provide strategic planning and consulting services. The agreement calls for monthly payments of $1,500 upon the receipt by the Company of a minimum of $15,000 in funding. As of June 30, 2006, the consultant has earned $9,000 of which, $3,000 remains in accounts payable.

NOTE 5	RELATED PARTY TRANSACTIONS

On November 15, 2004, the Company issued 15,000,000 shares of common stock to its founder for services (See Note 2(A)).

During 2004, a stockholder of the Company paid $702 for operating expenses on behalf of the Company (See Note 3(A)).

During 2004, the Company’s president paid $1,000 for operating expenses on behalf of the Company (See Note 3(B)).

During 2005, the Company’s president paid rent on behalf of the Company totaling $3,600 (See Note 2(B)).

SPORTS SOURCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during development stage of $97,529 and has a negative cash flow from operations of $70,842 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•

In the third quarter of 2006 we anticipated continuing to develop our FantasySportsDoc.com website and adding a number of new features to the site. However, we have been unable to raise the funds necessary to proceed with this step of our business operations. If we can raise additional funds we would like to add the following features in the third quarter:

* More detailed player news & injury reports

* Columns - advice & strategy from experts and game leaders

* Daily fantasy leaders for games played each day

* Classified ads section

* Unique “Ask the Doc” section offering answers to questions about players and fantasy sports teams.

We believe these enhancements can be made for between $2,000 and $4,000.

•

Prepare and execute a marketing plan to increase our website traffic. We launched our website in April 2005 and have spent very minimal amount of money on advertising to date. We expect that initially the majority of our members will come from internet advertising and search engine keyword placement. We anticipate that within sixty days, a comprehensive marketing plan will be developed. We expected to spend approximately $5,000 on marketing over the next nine months , primarily in the areas of Keyword Advertising and Sponsored Links through Google, Yahoo/Overture, FindWhat, and other similar targeted keyword programs that employ a “cost-per-click” model. We will continue to devote resources to link exchange programs where we can create additional links for FantasySportsDoc.com in directories throughout the web.

•

In late 2006, we plan to introduce our game fantasy sports games. We will create and build games for the major sports and market these games to our existing website users as well as to the overall fantasy sports market. The costs associated with implementing this phase of our business plan include increased marketing costs as well as programming and equipment costs to be determined. The exact timing for the launch of these games will depend in part on how quickly we are able to develop a user base for our existing website content as a larger initial user base would make it easier to attract players to our game and decrease external marketing costs associated with the launch of such games.

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

•

In the third quarter of 2006, we intend to initiate discussions with prominent retired professional athletes to endorse and promote our upcoming fantasy sports games. We would ideally like to hire a former hall of fame athlete in baseball, basketball, and football whose tasks would include participating in our fantasy game in their respective sport, promoting the game with their name and likeness, and interacting with our users on our website. Our President has a long background working in the sports industry and with sports representation firms and will be using this background to contact athletes that fit our profile. We will attempt to negotiate a compensation package that is stock-oriented, but it is likely that some amount of cash will be required to hire these athletes. Which athletes we hire will partially depend upon their compensation demands and our financial position at the time.

•

In the fourth quarter of 2006, we anticipate introducing various “tiers” of membership levels for FantasySportsDoc.com for our news and informational content. We expect that the site will ultimately have two levels of membership: A basic membership that will be free and will offer access to most news, information, and content features. A premium membership will offer exclusive content, enhanced statistics and draft-day advice, as well as access to strategy and advance from fantasy sports experts throughout the season. There will be a small monthly membership fee for a premium subscription. The costs involved with setting up a membership structure should be minimal. The timing will be subject to our traffic levels in early 2006 as well as how much new and original content we are able to introduce to our website throughout 2006.

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

All of the above is subject to our receiving additional financing in the future. Limited revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of additional servers.

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

Capital Resources and Liquidity

As of June 30, 2006, we had $10,158 in cash. Our general and administrative expenses are expected to average $3,900 per month for the next 12 months based upon our projected operating budget. We currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $23,168 in the six months ending June 30, 2006. As of June 30, 2006, we had total current assets of $12,571 including cash of $10,158. As of June 30, 2006 our total current liabilities amounted to $3,000.

Critical Accounting Policies

Sports Source’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

SPORTS SOURCE, INC.
Registrant

Date: July 21, 2006	By: /s/ James Tubbs
James Tubbs
President, Chief Executive Officer,
Chief Accounting Officer, and
Chairman of Board of Directors