Form 10QSB
period 2006-09-30
Sports Source Inc
filed 2006-11-09
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-125131

SPORTS SOURCE, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-1917956
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang
Henan Province, The People’s Republic of China
(Address of Principal Executive Offices)

(86) 27 853 75701
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,640,000 shares of Common Stock, $0.001 par value, outstanding as of October 25, 2006.

Transitional Small Business Disclosure Format (check One):
Yes ☐ No ☑

SPORTS SOURCE, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet as of September 30, 2006 (Unaudited)	2

Condensed Statements of Operations for the three and nine months ended
September 30, 2006 and 2005 and for the period from November 15, 2004 (Inception)
to September 30, 2006 (Unaduited)	3

Condensed Statements of Changes in Stockholders’ Deficit for the period from
November 15, 2004 (Inception) to September 30, 2006 (Unaudited)	4

Condensed Statements of Cash Flows for the nine months ended
September 30, 2005 and 2005 and for the period from November 15, 2004
(Inception) to September 30, 2006 (Unaduited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation.	10

Item 3. Controls and Procedures.	12

PART II. OTHER INFORMATION	13

Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Submission of Matters to a Vote of Security Holders.	13
Item 5. Other Information.	13
Item 6. Exhibits.	13

SIGNATURES	13

Sports Source, Inc.
(A Development Stage Company)

Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current Assets
Cash	$7,241
Accounts Receivable	13
Prepaid Expenses	1,600
Total Assets	$8,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	14,100
Total Liabilities	$14,100

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 18,840,000 shares issued and outstanding	18,840
Additional paid-in capital	88,260
Deficit accumulated during the development stage	(112,346)
Total Stockholders’ Deficit	$(5,246)

Total Liabilities and Stockholders’ Deficit	$8,854

Sports Source, Inc.
(A Development Stage Company)

Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005 and
For the Period from November 15, 2004 (Inception) to September 30, 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		November 15, 2004 (Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenue	$-	$77	$2	$82	$89

Operating Expenses
Professional fees	11,176	8,850	28,385	32,370	71,177
Stock issued for services	-	-	-	15,000	22,500
General and administrative	3,641	3,171	9,406	6,759	19,494
Total Operating Expenses	14,817	12,021	37,791	54,129	113,171

Loss from Operations	(14,817)	(11,944)	(37,789)	(54,047)	(113,082)

Other Income
Interest Income	-	203	199	383	736
Total Other Income	0	203	199	383	736

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(14,817)	$(11,741)	$(37,590)	$(53,664)	$(112,346)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	18,840,000	18,840,000	18,840,000	17,897,132	18,201,199

Sports Source, Inc.
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)
For the period from November 15, 2004 (inception) to September 30, 2006
Unaudited

	Preferred Stock $.001 Par Value		Common Stock, $.001 Par Value		Additional Paid-in Capital	Deficit accumulated during development stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance, November 15, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founder ($0.001 per share)	-	-	15,000,000	15,000	(7,500)	-	7,500

Net loss for the period from November 15, 2004 to December 31, 2004	-	-	-	-	-	(9,218)	(9,218)

Balance, December 31, 2004	-	-	15,000,000	15,000	(7,500)	(9,218)	(1,718)

Common stock issued for cash ($0.05 per share)	-	-	3,240,000	3,240	77,760	-	81,000
.
Common stock issued for services ($0.05 per share)	-	-	600,000	600	14,400	-	15,000

In-kind contribution of rent	-	-	-	-	3,600	-	3,600

Net loss for the year ended December 31, 2005	-	-	-	-	-	(65,538)	(65,538)

Balance, December 31, 2005	-	-	18,840,000	18,840	88,260	(74,756)	32,344

Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(37,590)	(37,590)

Balance, September 30, 2006	-	$-	18,840,000	$18,840	$88,260	$(112,346)	$(5,246)

Sports Source, Inc.
(A Development Stage Company)

Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 and
for the Period from November 15, 2004 (inception) to September 30, 2006
(Unaudited)

			November 15, 2004
	Nine Months Ended September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(37,590)	$(53,664)	$(112,346)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	15,000	22,500
In-kind contribution of rent	-	3,600	3,600
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	(1)	(7)	(13)
Prepaid Expenses	(1,600)	-	(1,600)
Accounts payable	13,106	-	14,100
Net Cash Used In Operating Activities	(26,085)	(35,071)	(73,759)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from (Repayments on) stockholder loan	-	(702)	-
Proceeds from (Repayments on) loan payable - related party	-	(1,000)	-
Repayment of cash overdraft	-	(16)	-
Proceeds from issuance of common stock	-	81,000	81,000
Net Cash Provided by Financing Activities	-	79,282	81,000

Net Increase (Decrease) in Cash	(26,085)	44,211	7,241

Cash at Beginning of Period/Year	33,326	-	-

Cash at End of Period/Year	$7,241	$44,211	$7,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Sports Source, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2006
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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005, there were no common share equivalents outstanding.

(G) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Sports Source, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2006
(Unaudited)

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
As of September 30, 2006
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

(B) Loans Payable - Related Party

During 2004, the Company’s president paid $1,000 for operating expenses on behalf of the Company. The total loan of $1,000 was payable on demand, non-interest bearing and unsecured. The loan was repaid in full during 2005 (See Note 5).

NOTE 4	COMMITMENTS AND CONTINGENCIES

During 2004, the Company entered into a two-year agreement with a consultant to provide strategic planning and consulting services. The agreement calls for monthly payments of $1,500 upon the receipt by the Company of a minimum of $15,000 in funding. As of September 30, 2006, the consultant has earned $13,500 of which, $7,500 remains in accounts payable.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during development stage of $112,346 and has a negative cash flow from operations of $73,759 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan. During October 2006, Management determined that it would not be able to continue the operations of its online sports and fantasy sports information operations and entered into a Merger Agreement with Kinfair Holdings Limited. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sports Source, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2006
(Unaudited)

Management believes that actions presently being taken to implement its strategic plans with regards to the Kinfair Merger provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

A)
On October 11, 2006, the Company acquired Kinfair Holdings Limited in a transaction accounted for as a reverse merger (the “Reverse Merger Transaction”). A Current Report on Form 8-K dated October 13, 2006 was filed describing the business and operations of Kinfair Holdings Limited. The Company issued 7,500,000 common shares which represented 59% of the total outstanding shares upon completion of the merger.

B)
During October 2006, the Company’s sole director and majority stockholder, James Tubbs, returned 13,700,000 shares of common stock. The return of shares will be treated as an in-kind contribution by the Company.

C)
During November 2006, the Company amended its Certificate of Incorporation to change its corporate name to New Oriental Energy & Chemical Corp. and decreased its authorized common stock from 100,000,000 to 30,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined above and below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We were a development stage company that owned and operated a fantasy sports website. Following our incorporation, we secured the domain name www.fantasysportsdoc.com to serve as our online home. The website was developed in early 2005 and initially launched in April 2005. We intended for the website to function as a “1-Stop-Shop” for fantasy sports news, information, and content. In the third quarter of 2006 we anticipated continuing to develop our FantasySportsDoc.com website and adding a number of new features to the site. However, we were unable to raise the funds necessary to proceed with this step of our business operations. As a result, we entered into the Reverse Merger Transaction.

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

Capital Resources and Liquidity

As of September 30, 2006, we had $7,241 in cash. Our general and administrative expenses were expected to average $3,900 per month for the next 12 months based upon our projected operating budget. We did not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors. As a result, we entered into the Reverse Merger Transaction.

Our operating activities used cash of $26,085 in the nine months ending September 30, 2006. As of September 30, 2006, we had total current assets of $8,854 including cash of $7,241. As of September 30, 2006 our total current liabilities amounted to $14,100.

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

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(c) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodice filings with the SEC.

B. Changes in Internal Control over Financial Reporting:

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We entered into the Reverse Transaction and as a result issued 7,500,000 shares of common stock and acquired all of the shares of capital stock of Kinfair Holdings Limited.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS SOURCE, INC.

Date: November 9, 2006	By:	/s/ Wang Gui Quan
Name: Wang Gui Quan
Title: President