Form 10QSB
period 2006-12-31
New Oriental Energy & Chemical Corp.
filed 2007-02-14
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-125131

NEW ORIENTAL ENERGY & CHEMICAL CORP.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,640,000 shares of Common Stock, $0.001 par value, outstanding as of February 13, 2007.

Transitional Small Business Disclosure Format (check One): Yes ☐ No ☑

NEW ORIENTAL ENERGY CORP., INC.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2006 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,943,014
Restricted cash	4,866,367
Notes receivable	1,316,608
Accounts receivable	87,467
Inventories	3,541,583
Prepayments for goods	4,676,234
Due from employees	53,786
Other receivables, prepaid expenses, and other assets	954,698
Total current assets	20,439,757

Plant and equipment, net	11,083,478
Land use rights, net	1,562,989
Construction in progress	3,069,054
Deposits	1,196,131
Long-term investment	26,893
Deferred taxes	235,141
TOTAL ASSETS	$37,613,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,177,130
Other payables and accrued liabilities	672,329
Short-term debt	3,060,689
Notes payable	6,778,337
Customer deposits	9,679,018
Due to related parties	820,756
Due to employees	116,894
Taxes payable	626,443
Total current liabilities	25,931,596

LONG-TERM LIABILITIES
Deferred taxes	1,218,094
Total long-term liabilities	1,218,094

TOTAL LIABILITIES	27,149,690

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, none issued and outstanding Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 share issued and outstanding	12,640
Additional paid-in capital	4,573,205
Retained earnings (the restricted portion is $510,283)	5,387,773
Accumulated other comprehensive income	490,135
Total shareholders’ equity	10,463,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,613,443

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND
COMPREHNENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
REVENUES, NET	$10,884,452	$9,389,238	$28,365,616	$20,908,345

COST OF GOODS SOLD	8,679,748	8,982,406	23,767,912	19,290,691

GROSS PROFIT	2,204,704	406,832	4,597,704	1,617,654

Selling and distribution	135,956	84,672	496,095	167,469

General and administrative	542,769	232,162	944,233	625,957

INCOME FROM OPERATIONS	1,525,979	89,998	3,157,376	824,228

OTHER INCOME (EXPENSES)

Interest expense, net	(92,933)	(72,912)	(212,803)	(160,848)

Investment income, net	7,390	-	7,339	-

Other, net	(12,949)	(26,309)	(74,964)	63,711

INCOME (LOSS) BEFORE INCOME TAXES	1,427,487	(9,223)	2,876,948	727,091

INCOME TAX EXPENSE	(475,683)	-	(1,035,062)	(279,970)

NET INCOME (LOSS)	951,804	(9,223)	1,841,886	447,121

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	109,950	46,286	329,855	175,096

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	109,950	46,286	329,855	175,096

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(36,284)	(15,274)	(108,852)	(57,782)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	73,666	31,012	221,003	117,314

COMPREHENSIVE INCOME	$1,025,470	$21,789	$2,062,889	$564,435

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	10,908,043	7,500,000	8,640,145	7,500,000

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.09	$(0.00)	$0.21	$0.06

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE, APRIL 1, 2006	7,500,000	$7,500	$4,583,591	$3,545,887	$160,280	$8,297,258

Net income	-	-	-	1,841,886	-	1,841,886

Recapitalization	5,140,000	5,140	(10,386)	-	-	(5,246)

Foreign currency translation gain	-	-	-	-	329,855	329,855

BALANCE, DECEMBER 31, 2006	12,640,000	$12,640	$4,573,205	$5,387,773	$490,135	$10,463,753

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,841,886	$447,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184,820	519,476
Deferred taxes	108,652	36,659

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(87,467)	-
Inventories	(2,462,991)	1,024,898
Prepayments for goods	(3,840,523)	422,171
Other receivables, prepaid expenses, and other assets	(932,692)	(68,950)

Increase (Decrease) In:
Accounts payable	1,549,906	1,357,833
Other payables and accrued liabilities	226,147	(125,823)
Taxes payable	567,333	(46,696)
Customer deposits	7,818,559	(1,670,867)
Net cash provided by operating activities	5,973,630	1,895,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,745,873)	(154,763)
Notes receivable	(59,160)	148,092
Long-term investment	(26,893)	-
Marketable securities	12,580	(12,393)
Purchases of plant and equipment	(1,166,829)	(3,829,526)
Purchases of construction in progress	(1,467,971)	(333,449)
Deposit for equipment	(985,953)	-
Deposit for land use right	-	(436,450)

Net cash used in investing activities	(6,440,099)	(4,618,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term debt	589,281	-
Repayments of short-term debt	(896,436)	(1,264,202)
Due to employees	4,758	7,690
Due to shareholders	(301,858)	441,688
Proceeds of notes payable	2,442,402	1,891,330
Net cash provided by financing activities	1,838,147	1,076,506

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,371,678	(1,646,161)

Effect of exchange rate changes on cash	289,575	161,519
Cash and cash equivalents at beginning of period	3,281,761	2,069,003

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,943,014	$584,361

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$250,692	$185,660
Income taxes paid	$317,106	$305,978

During nine months ended December 31, 2006 and 2005, $1,553,753 and $5,169,022 were transferred from construction in progress to plant and equipment, respectively.

During nine months ended December 31, 2006 and 2005, $962,143 and $0 were transferred from deposits to land use rights, respectively.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (Formerly Sports Source, Inc.) (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholder. At the consummation, 13,700,000 shares of common stock held by the Company’s sole director and majority shareholder were cancelled, which was a condition of closing as stated in the share exchange agreement. The Company issued 7,500,000 shares representing 59.34% of its total common stock in exchange for 100% of KHL’s common stock. Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the share exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly−owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer. The exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”. The acquisition is accounted for as the recapitalization of Jinding. Accordingly, the condensed consolidated statements of income (loss) include the results of operations of Jinding from April 1, 2006 and 2005, and the results of operation of New Oriental Energy & Chemical Corp. from the acquisition date through December 31, 2006.

On October 11, 2006, the Company’s shareholders approved a decrease in the number of authorized shares of the Company’s common stock from 100,000,000 shares to 30,000,000 shares.

The principal activities of the Company are the manufacture and distribution of fertilizer and chemical products. The products are distributed to markets in the Peoples’ Republic of China (“PRC”).

2.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes, included in Form 8-K, filed with the Securities and Exchange Commission on October 13, 2006.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) ( 100% subsidiary of KHL)

(iii)	Henan Luoshan Jinding LPG Co., Ltd., (“Luoshan”) (100% subsidiary of Jinding)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(c)  Intangible Assets

All land in the PRC is owned by the Government and cannot be sold to an individual or company. However, the government grants the user a “land use right” (the right) to use the land. The Company acquired a land use right during the nine months ended December 31, 2006 for a total amount of $962,143. Also see Note 9.

As of December 31, 2006, accumulated amortization of land use rights amounted to $50,150. The costs of these rights are being amortized over 50 years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value is impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

(d) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash represents time deposits on account to secure notes payable. See Note 10. These balances are subject to withdrawal restrictions and totalled $4,866,367 as of December 31, 2006.

(f) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, restricted cash, notes receivable, accounts receivable, other receivables and prepaid expenses, due from employees, prepayments for goods, accounts payable, other payables and accrued liabilities, debt, tax payables, customer deposits, due to employees and due to related parties. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

(g) Revenue Recognition
Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller's price to the buyer is fixed or determinable, and
-Collectibility is reasonably assured.

(h) Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2006	December 31, 2005
Period end RMB: US$ exchange rate	7.8087	8.0702
Average period RMB: US$ exchange rate	7.9128	8.1734

(i) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

(j) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the company is able to realize their benefits, or that future deductibility is uncertain. Nearly all differences in tax bases and financial statement carrying values are permanent differences.

(k) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under General Accepted Accounting Principles (“GAAP”). It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provision of existing Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108. This addresses diversity in practice in quantifying financial statement misstatements. It also addresses the facts to consider when evaluating the materiality of the error and the need to restate the financial statements.

The implementation of the above pronouncement is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.

4. NOTES RECEIVABLE

Notes receivable consist of the following:

December 31, 2006
(Unaudited)
Fuyang Weida Chemical Co., Ltd. (Due March 25, 2007	$7,812
Zhonghua Fertilizer Co., Ltd. (Due February 25, 2007)	15,367
Dancheng Xian Chemical Co., Ltd. (Due June 6, 2007)	12,807
Luoshan County People Government (Due December 29, 2007)	640,311
Xi County People Government (Due December 29, 2007)	640,311
1,316,608

Notes receivable are interest-free and unsecured, and $35,986 of notes receivable arose from sales.

5. INVENTORIES

Inventories consist of the following:

December 31, 2006
(Unaudited)
Raw materials	$1,830,820
Packing materials	16,396
Finished goods	1,694,367
Total	$3,541,583

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

6.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

December 31, 2006
(Unaudited)
At cost:
Buildings	$1,489,890
Machinery	12,788,492
Motor vehicles	171,081
Office equipment	100,807
14,550,270
Less: Accumulated depreciation
Buildings	201,553
Machinery	3,149,919
Motor vehicles	84,811
Office equipment	30,509
3,466,792
Plant and equipment, net	$11,083,478

Depreciation expense for the nine months ended December 31, 2006 and 2005 is $1,164,789 and $475,580, respectively.

7.  LAND USE RIGHTS

December 31, 2006
(Unaudited)
Cost	$1,613,139
Less: Accumulated amortization	50,150
Land use rights, net	$1,562,989

Amortization expense for the nine months ended December 31, 2006 and 2005 is $20,031 and $8,448, respectively.

Amortization expense for the next five years and thereafter is as follows:

2006	$32,263
2007	32,263
2008	32,263
2009	32,263
2010	32,263
Thereafter	1,401,674
Total	$1,562,989

The net book value of the land use rights is pledged as collateral for the short-term debt at December 31, 2006.  Also see Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

8. CONSTRUCTION IN PROGRESS

Construction in progress consist of the following:

December 31, 2006
(Unaudited)
Machinery	$1,106,458
Plant	1,056,952
Work shop	905,644
Total	$3,069,054

9. SHORT-TERM DEBT

Short-term debt consists of the following:

December 31, 2006
(Unaudited)
Loans from China Construction Bank Luoshan Branch, due January 5, 2007. (Subsequently paid on its due date) Monthly interest only payments at 6.12% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd., a former shareholder of the Company, and collateralized by a land use right.	$768,373

Loans from China Construction Bank Luoshan Branch, due March 1, 2007. Monthly interest only payments at 6.12% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd., a former shareholder of the Company, and collateralized by a land use right.	512,249

Loans from Rural Credit Cooperatives, due July 24, 2007. Monthly interest only payments at 11.16% per annum.	499,444

Loan from Bank of China Luoshan Branch, due March 31, 2007. Monthly interest only payments at 5.64% per annum, guaranteed by Zhou Dianchang and Wang Guiquan and collateralized by a land use right.	1,280,623
Total	$3,060,689

Interest expense for the nine months ended December 31, 2006 and 2005 was $50,773 and $117,494, respectively.

10. NOTES PAYABLE

Notes payable are to unrelated companies and consist of the following:

December 31, 2006
(Unaudited)
Due January 10, 2007 (subsequently repaid on its due date)	$256,126
Due January 26, 2007 (subsequently repaid on its due date)	256,126
Due February 14, 2007	896,437
Due February 23, 2007	384,186
Due February 25, 2007	128,062
Due March 15, 2007	320,155
Due March 28, 2007	576,279
Due April 11, 2007	371,381
Due April 24, 2007	332,962
Due May 1, 2007	256,126
Due May 7, 2007	384,186
Due May 17, 2007	192,093
Due May 20, 2007	384,186
Due May 23, 2007	384,186
Due June 6, 2007	384,186
Due June 19, 2007	384,186
Due June 27, 2007	256,126
Due June 30, 2007	631,348
Total	$6,778,337

Notes payable are interest-free and secured by restricted cash. Also see 3(e).

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

11.  TAXES

a)  Corporate Income Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%.

Income tax expense for the nine months ended December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Current:
Provision for State Corporation Income Tax	$(59,128)	$176,651
Provision for Local Corporation Income Tax	(5,913)	17,665
	(65,041)	194,316
Deferred:
Provision for State Corporation Income Tax	(881,837)	(431,169)
Provision for Local Corporation Income Tax	(88,184)	(43,117)
	(970,021)	(474,286)
Income tax expense	$(1,035,062)	$(279,970)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

The Company's income tax expense differs from the expected tax expense for the nine months ended December 31, 2006 and 2005 (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Computed “expected” expense	$(949,393)	$(239,940)
Valuation allowance	(73,615)	-
Permanent differences	(12,054)	(40,030)
Income tax expense	$(1,035,062)	$(279,970)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

December 31, 2006
(Unaudited)
Deferred tax assets:

Cost of sales	225,658
Net operating loss carrying forward	73,615
Other	9,483
Total deferred tax assets	308,756
Valuation allowance	(73,615)
Net deferred tax assets	235,141

Deferred tax liabilities:

Amortization of land use rights	(21,471)
Depreciation	(493,867)
Financial expenses	(28,509)
Other income and expenses	(49,739)
Cost of sales	(489,253)
Sales cut-off	(135,255)
Total deferred tax liabilities	(1,218,094)

Net deferred tax liabilities	$(982,953)

a)  Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese laws.

For the Company, VAT of finished goods ammonium bicarbonate is levied at 0%, and finished goods Caramide and raw material coal is levied at 13%. Since July 2005, sales of Caramide is free of VAT according to the new pronouncement from the State Tax Bureau. The Company is required to remit the VAT collected to the tax authority, but may deduct therefrom the VAT paid on eligible purchases. The VAT payable of $157,164 at December 31, 2006, is included in other payables and accrued expenses in the accompanying condensed consolidated balance sheet.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1006 AND 2005
(UNAUDITED)

12. COMMITMENTS

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable purchases of machinery, which fall due as follows:

Year ended March 31,	Amount
2007	$261,900

Item 2. Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of the should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended December 31, 2006. The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.  From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company.  These forward-looking statements include information about possible or assumed future results of our operations.  All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements.  Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements.  Many risks and uncertainties may impact the matters addressed in these forward-looking statements.  Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	The loss of primary customers;

•	Our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	Market developments affecting, and other changes in, the demand for our products and the introduction of new competing products;

•	Availability or increases in the price of our primary raw materials or active ingredients;

•	The timing of planned capital expenditures;

•
Our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	The ability to obtain registration and re-registration of our products under applicable law;

•	The political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•
Other People’s Republic of China (the “PRC”) or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Company reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the turnover and adequacy of accounts receivable and adjust its collection strategies.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 30 years for building, 10 years for machinery, 5 years for office equipment and 8 years for vehicles.

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Transactions occur in Chinese Renminbi (“RMB”). The unit of RMB is in Yuan.

Overview

The Company was incorporated in the State of Delaware on November 15, 2004, and its operating subsidiary Henan Jinding Chemical Industry Co. Ltd. (“Jinding”), is headquartered in Henan Province, the PRC. The Company is a leading manufacturer and marketer of various products, including Urea, liquefied ammonium, methanol, ammonium bicarbonate and dimethyl ether (“DME”).

We aim to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make customers more productive and profitable. Our capabilities in bio-diesel and traditional chemical products are generating a rich product pipeline that is expected to drive long-term growth.

Result of Operations - Three Months Ended December 31, 2006 as compared to the Three Months Ended December 31, 2005

Three Months Ended December 31

	2006		2005		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
Item	US $’000	(%)	US $’000	(%)	US $’000	(%)
Revenues	10,884	100.00%	9,389	100.00%	1,495	15.92%
Cost of Goods Sold	8,680	79.75%	8,982	95.67%	(302)	(3.36%)
Gross Profit	2,205	20.26%	407	4.33%	1,798	441.77%
Selling and distribution	136	1.25%	85	0.91%	51	60.00%
General & administrative	543	4.99%	232	2.47%	311	134.05%
Income from operations	1,526	14.02%	90	0.96%	1,436	1595.56%
Interest expense, net	93	0.85%	73	0.78%	20	27.40%
Investment income, net	7	0.06%	0	0.00%	7	N/A
Other, net	(13)	(0.12)%	(26)	(0.28)%	13	(50.00%)
Income before tax	1,427	13.11%	(9)	(0.10)%	1,436	(15,955.56%)
Income tax	476	4.37	0	0.00%	476	N/A
Net income (loss)	952	8.75	(9)	(0.10)%	961	(10,677.78%)
Foreign currency translation gain	110	1.01	46	0.49%	64	139.13%
Income tax related to other comprehensive income	36	0.33	15	0.16%	21	140.00%
Comprehensive income	1,025	9.42	22	0.23%	1,003	4,559.09%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the third quarter of year 2006 were $10.88 million, with net income of $0.95 million. This improvement was a result of incremental sales of menthol at a higher average selling price and the impact of sales of a new product: DME.

	3 Months Ended December 31, 2006		3 Months Ended December 31, 2005		Comparisons
Products	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Urea	5,524	50.75%	7,302	77.77%	(1,778)	(24.35%)
Carbonate Hydrogen Ammonia	242	2.22%	2	0.02%	240	12000.00%
Methanol (CH3OH)	2,566	23.58%	1,950	20.77%	616	31.59%
Liquified Ammonia	1,060	9.74%	135	1.44%	925	685.19%
DME (CH3OCH3)	928	8.53%			928
Dry Gas	564	5.18%			564
Total	10,884	100.00%	9,389	100.00%	1,495	15.92%

For the three months ended December 31, 2006, additive revenue has increased as a result of launching two new products, DME and dry gas, which contributed to 13.71% of our total revenue. Revenue generated from sale of methanol increased and was primarily due to a higher average selling price of menthol from $280 in 2005 to $327 in 2006.

	2006		2005		Comparisons
Provinces	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Hunan Province	383	3.52%	741	7.89%	(358)	(48.31%)
Guangdong Province	1,430	13.14%	2,268	24.16%	(838)	(36.95%)
Hubei Province	1,317	12.10%	835	8.89%	482	57.72%
Anhui Province	3,078	28.28%	1,351	14.39%	1,727	127.83%
Jiangxi Province	211	1.94%	107	1.14%	104	97.20%
Shandong Province	185	1.70%	107	1.14%	78	72.90%
Henan Province	4,280	39.32%	3,980	42.39%	300	7.54%
Total	10,884	100.00%	9,389	100.00%	1,495	15.92%

The Company achieved revenue growth in all of its primary geographic markets as we continue to aggressively market our products and the growing awareness in the agricultural industry and chemical industry in the markets in which we do business of the efficacy of our products. The Company’s brand name has become synonymous with proven higher crop yields.

Cost of goods sold for the third quarter of 2006 was $8.68 million, which is 79.75% of revenues, compared to $8.98 million, which is 95.67% of revenues for the third quarter of 2005. The decline in margin percentage in the third quarter of 2006 compared to the third quarter of 2005 was primarily due to effects of efficient cost management. The Company recycled the wastage and reduced the usage of coal, and with advanced innovated technology, the Company reduced the pressure load of the compressor, which saved 10% electricity usage to produce ammonia per ton.

Cost of goods sold as a percentage of revenue may fluctuate in future quarters depending on the mix of products sold, competitive price, new product introduction costs and other factors.

For the three months ended December 31, 2006, as compared to the three months ended December 31, 2005:

	2006		2005		Comparisons
Item	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Revenues	10,884		9,389		1,495	15.92%
Cost of Goods Sold	8,680	79.75%	8,982	95.67%	(302)	(3.36%)
Gross Profit	2,204	20.25%	407	4.33%	1,797	441.52%

Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventorial costs and all other costs incident to or necessary for the production of our products.

Gross profit increased to $2.2 million in the three months ended December 31, 2006, compared to $0.41 million in the three months ended December 31, 2005, principally driven by higher pricing and productivity improvements, resulting in a 20.25% gross profit margin, which is a 441.52% increase from 4.33% for the three months ended December 31, 2005.

Operating Expenses

The Company incurred operating expenses of $678,725 for the three months ended December 31, 2006, an increase of $361,891, or 114.22%, compared to $316,834 for the three months ended December 31, 2005. These operating expenses are related to increased sales and marketing costs related to the 15.92% increase in sales. The increase in selling and distribution expenses was primarily due to an increase in sales.

Performance-based incentive compensation and the addition of David Tang, our Chief Financial Officer, and his assistant, increased executive compensation expenses. Depreciation of intangibles, associated with our recent facility expansion, contributed approximately $500,000 to operating expenses in the three months ended December 31, 2006.

The 133.79% increase in general and administrative expenses was primarily due to higher incentive compensation expenses and higher legal and consulting fees associated with the Company becoming a public company in 2006.

Income From Operations

Consolidated operating income for the three months ended December, 2006 increased 1595.57% to $1,525,979, from $89,998 for the three months ended December 31, 2005, which is attributable to the increase of revenues and the Company’s effective ongoing cost saving initiative.

The Company delivered solid growth in sales, operating income, net income, and return on capital in the third quarter fiscal 2006. These results were driven principally by strong underlying selling volume increases in most of our products. In the coming period, the Company believes that with continued cost control efforts and improved contract execution, the Company will achieve an additive increase in our operating income. Increased integrated facilities management will also contribute to the increase, reflecting the sales growth and higher margins on certain products.

Investment Income

The Company has $7,390 of investment income for the three months ended December 31, 2006, resulting from a gain from sales of a fund issued by China Construction Bank.

Income Tax

Income taxes for the three months ended December 31, 2006 are recorded based on the annual effective tax rate. Pursuant to PRC income tax laws, Jinding is generally subject to Corporate Income Taxes (“CIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

Net Income (Loss)

The Company’s net income for the three months ended December 31, 2006 increased to $951,804 from a loss of ($9,223) for the three months ended December 31, 2005. The increase is attributable to an increase in revenues during 2006 as compared to 2005. Volume increases in all products, higher pricing in chemical products like methanol and, the growth in the demand for the Company's products all contributed to the sharp increase in net income, and this growth occurred as a result of management's discipline with respect to costs and efforts to enhance the quality of our products.

Favorable currency effects resulting mainly from the stronger RMB versus the U.S. dollar, increased comprehensive income by $63,664, or 137.54%.

Results of Operations - Nine Months Ended December 31, 2006 as compared to the Nine Months Ended December 31, 2005

Nine Months Ended December 31

	2006		2005		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
Item	US $’000	(%)	US $’000	(%)	US $’000	(%)
Revenues	28,366	100.00%	20,908	100.00%	7,458	35.67%
Cost of Goods Sold	23,768	83.79%	19,291	92.27%	4,477	23.21%
Gross Profit	4,598	16.21%	1,618	7.74%	2,908	184.18%
Selling and distribution	496	1.75%	167	0.80%	329	197.01%
General & administrative	944	3.33%	626	2.99%	318	50.80%
Income from operations	3,157	11.13%	824	3.94%	2,333	283.13%
Interest expense, net	213	0.75%	161	0.77%	52	32.30%
Investment income, net	7	0.02%	0	0.00%	7	N/A
Other, net	(75)	(0.26)%	(64)	0.31%	(139)	(217.19%)
Income before tax	2,877	10.14%	727	3.48%	2,150	295.74%
Income tax	1,035	3.65%	280	1.34%	755	269.64%
Net income (loss)	1,842	6.49%	447	2.14%	1,395	312.08%
Foreign currency translation gain	330	1.16%	175	0.84%	155	88.57%
Income tax related to other comprehensive income	109	0.38%	58	0.28%	51	87.93%
Comprehensive income	2,063	7.27%	564	2.70%	1,499	265.78

Products	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Urea	16,549	58.34%	16,269	77.81%	280	1.72%
Carbonate Hydrogen Ammonia	1,970	6.94%	652	3.12%	1,318	202.15%
Methanol (CH3OH)	4,440	15.65%	3,864	18.48%	576	14.91%
Liquefied Ammonia	1,356	4.78%	123	0.59%	1,233	1,002.44%
DME (CH3OCH3)	3,578	12.61%			3,578
Dry Gas	473	1.67%			473
Total	28,366	100.00%	20,908	100.00%	7,458	35.67%

The carbonate hydrogen ammonia segment generated revenue of $1.97 million for the first nine months ended December 31, 2006, as compared to $0.65 million for the first nine months ended December 31, 2005, representing a sharp increase of 202.15%. Sales volumes of liquefied ammonia also increased sharply, which contributed to the revenue of $1.4 million for the nine months ended December 31, 2006, as compared to $0.12 million for the nine months ended December 31, 2005, representing an increase of 1002.44%.

Divided by regions:

Provinces	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Hunan Province	562	1.98%	951	4.55%	(389)	(40.90%)
Guangdong Province	6,521	22.99%	5,138	24.57%	1,383	26.92%
Hubei Province	2,969	10.47%	1,984	9.49%	985	49.65%
Anhui Province	5,451	19.22%	2,926	13.99%	2,525	86.30%
Guagnxi Province	72	0.25%	730	3.49%	(658)	(90.14%)
Jiangxi Province	895	3.16%	631	3.02%	264	41.84%
Shandong Province	714	2.52%	11	0.05%	703	6,390.91%
Henan Province	11,101	39.13%	8,348	39.93%	2,753	32.98%
Zhejiang Province	81	0.29%	-	0.00%	81	N/A
Inner Mongolia	0	0.00%	189	0.90%	(189)	(100.00%)
Total	28,366	100.00%	20,908	100.00%	7,458	35.67%

Revenue generated from Guangdong Province increased by $1.38 million to $6.52 million in the nine months ended December 31, 2006, mainly from the contract with Petro-China Guangdong Fertilizer Corp. The demand of Jinding’s brand, Urea, continues to increase in all geographical regions, particularly in Henan Province, where such product contributed $11.10 million to the revenue in the nine months ended December 31, 2006.

Cost of Goods Sold

Cost of goods sold for the nine months ended December 31, 2006 was $23.77 million, or 83.79% of our revenue, as compared to $19.29 million, which was 92.27% of our revenue for the nine months ended December 31, 2005. Such number represents a decrease of 8.48% in margin as the increase in volume of production absorbs more fixed costs, such as manufacturing overhead, provision for excess and obsolete inventories, restructuring and impairment charges relating to our operations.

Gross Profit

For the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005:

	2006		2005		Comparisons
Item	Amount US $’000	Percentage of Revenues (%)	Amount US $’000	Percentage of Revenues (%)	Growth in Amount US $’000	Increase (Decrease) in Percentage (%)
Revenues	28,366		20,908		7,458	35.67%
Cost of Goods Sold	23,768	83.79%	19,291	92.27%	4,477	23.21%
Gross Profit	4,598	16.21%	1,617	7.73%	2,981	184.35%

Gross profit increased by $2.98 million, or 184.35%, to $4.60 million in the nine months ended December 31, 2006. Gross profit, as a percent of revenue, increased to 16.21% of revenue in the first nine months ended December 31, 2006, as compared to 7.73% of revenue during the nine months ended December 31, 2005. The margin improvement in fiscal year 2006 came primarily from increased volume of sales of higher margin products. The Company may experience difficulties in maintaining the margins at a high level as we expect that raw material costs will continue at high levels throughout fiscal year 2007.

Operating Expenses

For the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005:

General and administrative expenses for the nine month period ending December 31, 2006 and December 31, 2005 were approximately $944,233 and $625,957, respectively. The principal increase in expenses in the current periods versus the same periods last year is a result of increases in professional fees and expenses related to accountants and financial advisors, attorneys and consultants related to the Company becoming a public company in October 2006, filings with the Securities and Exchange Commission, the anticipated quoting of our common stock on the Over-the-Counter Bulletin Board, and public and investor relations consulting fees. The increase in selling and distribution expenses was primarily due to an increase in sales.

Income from Operations

Consolidated operating income for the nine months ended December 31, 2006 increased 283.13% to $3,157,376, from $824,228 for the nine months ended December 31, 2005, which is attributable to the increase in both volume and selling price of methanol.

Investment Income

The Company has investment income of $7,339 for the three months ended December 31, 2006, a gain from selling a fund issued by China Construction Bank.

Income Tax

Income taxes for the nine months ended December 31, 2006 are recorded based on the annual effective tax rate. Pursuant to PRC income tax laws, Jinding is generally subject to CIT at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

Our income tax provision for the effective tax rate for fiscal year 2007 is the same as the nine months ended December 31, 2006.

Net Income

The Company’s net income for the nine months ended December 31, 2005 increased to $1,841,886 from $447,121, or 311.94% for the nine months ended December 31, 2005. The increase is directly attributable to an increase in revenues of 2006, increased volume of higher profit margin, products sales and improved profit margin.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended December 31
	(US$’000)
	2006	2005
Net cash provided by (used by)
Operating activities	5,974	1,896
Investing activities	(6,440)	(4,618)
Financing activities	1,838	1,076
Effect of exchange rate changes on cash and cash equivalents	290	162
Net change in cash and cash equivalents	1,662	(1,484)
Cash and cash equivalents at beginning of period	3,282	2,069
Cash and cash equivalents at end of period	4,944	585

Cash provided by operating activities increased $4.08 million in the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005, due to the current period's higher net earnings and the current period's increase in working capital.

Cash used in investing activities totaled $6.44 million in the nine months ended December 31, 2006 and cash provided by financing activities totaled $1.84 million in period, compared to $4.62 million and $1.08 million for the nine months ended December 31, 2005, representing an increase of 39.45% and 70.82%, respectively.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are non-significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

We believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

Capital Resource

As of December 31, 2006, our total assets were $37,613,443, and our total liabilities were $27,149,690. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 72.18%.

As of December 31, 2006, our total assets were $37,613,443 and our operating revenue was $1,525,979, reflecting a total asset turnover of 4.06%.

As of December 31, 2006, the Company’s accounts receivable were $87,467 and our accounts payable were $4,177,130.

The Company expects that capital spending in 2007 will be greater than the three months ended December 31, 2006. Expenditure includes the expected completion of the new DME facility and storage warehouse construction.

Item 3. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

B. Changes in Internal Control over Financial Reporting:

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 11, 2006, the Company’s shareholders approved the (i) Share Exchange Agreement by and among Sports Source, Inc. (“Sports Source”), Ever Leader Holdings Limited and Auto Chance International Limited, (ii) the name change of Sports Source to that of New Oriental Energy & Chemical Corp., and (iii) the decrease in the number of authorized shares of the Company’s common stock, par value $.001 (the “Common Stock”), from One Hundred Million shares (100,000,000) to Thirty Million shares (30,000,000) of Common Stock.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.

Date: February 14, 2007	By:	/s/ Wang Gui Quan
Name: Wang Gui Quan Title: President