Form 10KSB
period 2007-03-31
New Oriental Energy & Chemical Corp.
filed 2007-07-16
CIK 1312547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Exact name of Small Business Issuer in its charter)

Delaware (State of incorporation)	20-1917956 (I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang
Henan Province, The People’s Republic of China
(Address of principal executive offices, including zip code)

(86) 27 853 75701
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 Par Value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act for the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The issuer’s revenues for the fiscal year ended March 31, 2007 were $38,997,412.

As of June 21, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,817,000 based on the closing price as reported on the Nasdaq Stock Market.

As of June 21, 2007, t he number of shares outstanding if the issuer’s common stock is 12,640,000 shares.

Transactional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I

Item 1.  Description of Business.

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” or the “Company” are to the combined business of New Oriental Energy & Chemical Corp. and its indirect wholly-owned subsidiary, Henan Jinding Chemical Co., Ltd. (“Jinding”).

Introduction

New Oriental Energy & Chemical Corp. (Formerly Sports Source, Inc.) (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, we completed a stock exchange transaction (the “Exchange Transaction”) with the stockholder of Kinfair Holding Limited (“KHL”). The Exchange Transaction was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of October 11, 2006 (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, 13,700,000 shares of common stock held by the Company’s sole director and majority shareholder were cancelled and the Company issued shares of our common stock to the stockholder of KHL, in exchange for 100% of the outstanding capital stock of KHL. Pursuant to the Exchange Transaction, KHL became our wholly owned subsidiary. We carry on our business through KHL’s wholly owned subsidiary, Jinding.

Description of Business

We, through the operations of Jinding, have been engaged in the manufacture and distribution of fertilizer and chemical products. The products are distributed to markets in the Peoples’ Republic of China (“PRC”).

Our primary business is the manufacture and sale of urea, a chemical used as fertilizer for crops and in certain manufacturing processes, including the manufacture of resin, plastic and medicine. In the last fiscal year, 56.5% of our revenue was generated through the sale of urea. We also produce and sell methanol. Methanol sales accounted for approximately 18.8% of our revenue in our last full fiscal year.

Our other products include Ammonium Hydrogen Carbonate, which can be used as a fertilizer for crops and in the pharmaceutical and food industries. In addition, another product we have developed is Dimethyl Ether (“DME”). DME has a variety of industrial applications in the production of pesticides, cosmetics and as a refrigerant. It may also be used as a component of a variety of common industrial chemicals. We believe the potential market for DME is particularly attractive because it can be used as an alternative to conventional petroleum-based diesel fuel in diesel engines that have undergone minor modifications to permit the use of DME.

DME can be derived from methanol and possess several advantages over conventional diesel fuel. Petroleum-based diesel fuel is increasingly expensive in the PRC. Because the PRC has limited petroleum reserves in relation to its growing demand, the cost of petroleum-based fuels is driven by global oil prices. Also, the use of DME addresses environmental concerns. DME burns cleaner, producing relatively little exhaust as compared with diesel fuel. It also has a better combustion efficiency, increasing the performance of engines burning DME by 10% to 15%, as compared with conventional diesel fuel. We believe the market for DME in the PRC will expand.

All of our products are manufactured in our factory in Xicheng Industrial Zone, Luoshan, Henan Province in the PRC. We own and operate a thermal power station with the capacity to generate 3000 kilowatt of thermal power per hour at our factory in Henan. The power station uses thermal energy that is a by-product of our chemical production operations. We use the resulting electricity in our plant. We sell all of our products inside the PRC, primarily through regional distributors with whom we have long term relationships. We have approximately 1,076 full-time employees, of which 78 employees are part of our management and 37 employees are involved in research and development. For the fiscal year ended March 31, 2007, we had gross revenue of $38,997,412 with a net income of $3,017,671.

We place a particular emphasis on the development of bio-diesel fuels similar to DME and new products that can be marketed to the PRC’s domestic agricultural industry.

History and Organizational Structure

NOEC (formerly known as Sports Source, Inc.) was incorporated under the laws of the State of Delaware on November 15, 2004. Jinding was incorporated in September 2003 and commenced business on October 1, 2003. KHL was formed on January 7, 2006 as a Hong Kong company. Jinding is a wholly-owned subsidiary of KHL. KHL is a wholly-owned subsidiary of NOEC whose sole business is to act as a holding company for Jinding.

Jinding is located in the Xicheng Industrial Zone of Luoshan, Henan Province, PRC. KHL is located in Room 42, 4/F, New Henry House, 10 Ice House Street, Central, Hong Kong.

Jinding was originally formed and named the Luoshan Fertilizer Factory. In October 2003, the assets of the Luoshan Fertilizer Factory were acquired by the following shareholders: Xinyang Hongchang Group, a company formed in China, with a 63.63% interest, Mr. Wang Guiquan with a 9% interest, Mr. Mai Xiaofu, with a 15% interest, Mr. Zhou Dianchang, with a 5% interest, Mr. Yu Zhiyang, with a 3.685% interest and Mr. Yang Hongtao, with a 3.685% interest in Jinding.

On February 29, 2006, KHL entered into a Share Transfer Agreement with Xinyang Hongchang Group, Mai Xiaofu, Wang Guiquan, Zhou Dianchang, Yu Zhiyang and Yang Hongtao (collectively, the “Sellers”), in which the Sellers transferred their interest in Jinding to KHL for an aggregate purchase price of RMB 38,000,000. As a result of this transaction, KHL owns all of the capital stock of Jinding.

As noted above, on October 11, 2006, NOEC entered into the Exchange Agreement with KHL and Auto Chance Limited, the sole stockholder of KHL. Auto Chance International Limited, is owned by the following six shareholders: Messrs. Chen Si Qiang, Mai Xiao Fu, Wang Gui Quan, Zhou Dian Chang, You Zhi Yang and Yang Hong Tao. Of this group of shareholders, Messrs. Chen Si Qiang, Wang Gui Quan and Zhou Dian Chang are involved in the management of Jinding and NOEC. Pursuant to the Exchange Agreement, 13,700,000 shares of common stock held by the Company’s sole director and majority shareholder were cancelled and the Company issued shares of our common stock to the stockholder of KHL, in exchange for 100% of the outstanding capital stock of KHL. Pursuant to the Exchange Transaction, KHL became a wholly-owned subsidiary of NOEC. NOEC carries on its business through KHL’s wholly owned subsidiary, Jinding.

Products

As an overview, we manufacture urea and coal-based chemicals including Ammonium Bicarbonate, Liquid Ammonia, Methanol and DME. Ammonium Bicarbonate and Liquid Ammonia are mainly used for nitrogenous fertilizers and raw materials of chemical products. Methanol and DME are chemical materials and clean alternatives to fossil fuel. They are used in the chemical industry, pharmaceutical industry, light industry and textile industry.

We develop and produce the following top-selling products with the following chemical composition:

Fuel Product	Product General Information
DME CH3OCH3
DME is a type of clean fuel. It has a single component, short carbon chain, and is contains oxygen, it therefore, has a strong burning performance, high thermal efficiency and no smoking combustion. Similar to the Liquefied Petroleum Gas (“LPG”), DME is in a gas state when decompressed and the combustor can be used without being changed.

Methanol CH3OH
Methanol is a clear, colorless, combustible, toxic liquid. Methanol is a clear, combustible, toxic liquid, Methanol, or methyl alcohol, also called wood alcohol, has a molecular weight of 32.04. Methanol is a poisonous chemical which attacks the nervous system and contains a strong anesthetic effect.

Fertilizer Product	Product General Information
Urea CO(NH2)2
Urea is a nitrogen-containing chemical product. It is produced chemically from synthetic ammonia and carbon dioxide. Urea can be produced in a variety of forms, such as pills, granules, flakes, pellets, crystals and solutions. The Company produces urea in the form of granules.

Ammonium hydrogen carbonate NH4HCO3
Ammonium hydrogen carbonate is a nitrogenous fertilizer which contains approximately 17% nitrogen. Ammonium hydrogen carbonate is stable in 20°C temperature. When the temperature rises, it is easily decomposed.

Urea

Features of Urea

Urea is a nitrogen-containing chemical product which is produced on a scale of some 100,000,000 tons per year worldwide. Urea is produced commercially from synthetic ammonia and carbon dioxide. Urea can be produced as pills, granules, flakes, pellets, crystals and solutions. The Company produces urea in the form of granules.

More than 90% of world production is destined for use as a fertilizer. Urea is highly soluble in water and is therefore also very suitable for use in fertilizer solutions, e.g. in “foliar feed” fertilizers. Urea has the highest nitrogen content of all solid nitrogenous fertilizers in common use. It therefore has the lowest transportation costs per unit of nitrogen nutrient.

Urea is produced commercially from two raw materials, ammonia and carbon dioxide. Large quantities of carbon dioxide are produced during the manufacture of ammonia from coal or from hydrocarbons such as natural gas and petroleum derived raw materials. This allows direct synthesis of urea from these raw materials. Our Urea products are derived from coal that is domestically produced in the PRC.

Applications of Urea

Urea’s principal commercial applications include use as: (i) a main component of fertilizer, providing a relatively cheap source of fixed nitrogen to promote crop growth, (ii) a raw material for the manufactures of plastics specifically, urea-formaldehyde resin, (iii) a raw material for the manufacture of various glues (urea-formaldehyde or urea-melamine-formaldehyde (the latter being waterproof and used for marine plywood) and (iv) a component of animal feed, providing a relatively cheap source of fixed nitrogen.

Methanol

Features of Methanol

Methanol (or methyl alcohol), also called wood alcohol, is not only an important chemical product and raw material but also one of China’s future “clean energies.” Among the fundamental organic chemical materials in the world, methanol is second only to ethylene.

The molecular formula of methanol is CH4O and structural formula of being CH3OH (with molecular weight of 32.04), methanol is a colorless liquid at normal temperature and pressure. Methanol can dissolve in water, and in organic solvents, such as ethanol, ether and acetone. It may be volatile and the explosion limit of its vapor in the air is 6.0-36.5% (volume ratio). Methanol is a neurotoxin, which is also a relatively strong narcotic. In use of methanol, special attention should be paid to explosion and fire protection.

Applications of Methanol

Methanol is mainly used for the production of medicine, pesticide, dye, plastic, synthetic protein, fiber, formaldehyde, methyl ether. It can also be used as a component of a type of new fuel, improving the performance of gasoline or diesel oil when combined and used in engines that have been built or modified for this fuel.

Production and Revenue

	Production (ton)	Sales (ton)	Price (RMB)	Revenue (RMB)	Price with Tax (RMB)	Price ($)	Revenue ($)
April 2006	1,708	2,112	¥1,915	¥4,044,108	¥2,241	$243	$513,864
May 2006	1,647	1,637	¥1,917	¥3,139,059	¥2,243	$244	$398,864
June 2006	1,612	1,804	¥1,937	¥3,495,816	¥2,267	$246	$444,195
July 2006	1,345	1,470	¥1,930	¥2,837,030	¥2,258	$245	$360,487
Aug 2006	1,106	639	¥2,015	¥1,288,258	¥2,358	$256	$163,692
Sept 2006	1,155	1,232	¥2,427	¥2,991,113	¥2,840	$308	$380,065
Oct 2006	2,505	1,833	¥2,714	¥4,975,892	¥3,175	$345	$632,261
Nov 2006	2,461	2,883	¥2,898	¥8,356,662	¥3,391	$368	$1,061,838
Dec 2006	1,960	2,436	¥2,735	¥6,663,375	¥3,200	$348	$846,680
Jan 2007	1,981	1,894	¥2,405	¥4,555,362	¥2,813	$306	$578,826
Feb 2007	3,913	3,045	¥2,336	¥7,111,300	¥2,733	$297	$903,596
March 2007	3,831	4,129	¥2,184	¥9,015,163	¥2,555	$277	$1,145,510

Ammonium Hydrogen Carbonate

Features of Ammonium Hydrogen Carbonate

Ammonium acid carbonate is also called “salvolatile” or “Ammonium Bicarbonate.” Ammonium acid carbonate currently constitutes approximately 50% of China’s aggregate nitrogenous fertilizer and plays an important role in China’s agricultural production. Ammonium acid carbonate is a white, crystalline powder that is soluble in water.

The molecular formula of ammonium acid carbonate is NH4HCO3. It contains approximately 17% nitrogen. Ammonium acid carbonate is a nitrogenous fertilizer free from (sulfur) sulfate radical. It contains no harmful medium substance and final decompounding substance does not affect soil quality and is one of the safest nitrogenous fertilizers.

Another characteristic of ammonium acid carbonate is that its ammonium ion is easily absorbed by soil particles. When buried in soil, it is liable to run off due to infiltration along with water, with leaching loss of only being 1/3 to 1/10 of other nitrogenous fertilizers. Thus, as long as ammonium acid carbonate can be thoroughly exposed to soil and can be absorbed sufficiently, it is not any more volatile than other nitrogenous fertilizers. In some conditions, for example when buried deeply in calcareous soil, there’s less loss of ammonium acid carbonate than with other nitrogenous fertilizers.

Applications of Ammonium Carbonate

Ammonium acid carbonate is mainly used for agricultural purposes and is suitable for various crops as well as all types of soil. The purified product can be used in the food industry, as well as in such industries as pharmaceutical, galvanization and rubber overshoes.

In the food industry, ammonium acid carbonate is used as a leavening agent in breads, cookies, waffles and cake and also as a substitute for yeast in baking. During baking, ammonium acid carbonate decomposes into gaseous products without affecting the flavor.

In the chemical industry, ammonium acid carbonate acts as an auxiliary in the production of catalysts. The product is also a neutralizing and buffering agent for organic and inorganic acids. Ammonium acid carbonate is additionally used to reduce formaldehyde emissions from wood particle boards. Furthermore, ammonium acid carbonate can also and has been used as an additive in cleaners and polishes.

Dimethyl Ether (“DME”)

Background

As the PRC’s dependency on imported petroleum has increased in recent years, the PRC continues to seek to develop alternatives to petroleum fuels that are cleaner and can be produced domestically. As a petroleum alternative fuel, DME has already drawn wide attention in various countries. Taking advantage of the PRC’s rich coal and natural gas resources, companies in the PRC are producing DME using a combination of their own technology and advanced foreign techniques.

Our production of DME has been limited by market demands. We anticipate that as the demand for diesel grows with increasing consumption of petroleum in the PRC, there will be increasing demand for DME. While the PRC has a relatively low petroleum reserve, it is a country rich in coal resources. It is therefore of strategic significance for the PRC to take advantage of its rich domestic coal resources and produce a clean domestically produced fuel as an alternative to petroleum products.

Features of DME

DME is a colorless gas with a slight ether flavor. DME can be combined with liquidated petroleum gas (“LPG”), coal gas or natural gas to improve their combustion properties and increase heat quantities. DME with a purity rate of 95% or more can be used to substitute LPG as a fuel. Furthermore, DME can be used as chemical feedstock for production of spray paint, insecticides, air fresheners, fixtures, anti-rust sprays and lubricants.

The Company is utilizing the catalytic dehydration of methanol process and such process is protected by a patent in the PRC jointly owned by Sichuan Tianyi Technology Co., Ltd and Southwestern Chemical Industry Design Institute.

To produce DME, the Company uses the advanced technique of catalytic dehydration of methanol. The material is run through an oil segregator into a methanol synthetic tower to be synthesized into crude methanol which then enters an ether tower together with hydrogen and nitrogen. The methanol is dehydrated into DME by combining pressure catalyzers and a mixture of methanol. DME is then cooled and put into a segregating machine and the separated gases are further refined. DME can achieve a purity level of 99.9%. DME can be a substitute of LPG. This technique involves a simpler process and consumes less energy, while producing a high quality product.

Application of DME

In addition to being widely adopted in the fine chemical industry, pharmaceutical industry and pesticide industry, DME can substitute for Freon as an aerosol propellant and a refrigerant. DME also can be substituted for LPG as a non-industrial fuel, as well as a bio-diesel fuel for automotive vehicles (modified to accept bio-diesel). With a better combustion property, DME has greater heating efficiency producing safe and clean exhaust.

Below are some of the currently-known applications of DME:

•	An Additive for Liquefied Petroleum Gas (“LPG”) and Non-Industrial Fuel Substitute to LPG (for residential and automotive uses).

Like LPG, DME can be stored as a gas state after being compressed. However, compared to LPG, DME has a stronger combustion performance and greater heating efficiency. Furthermore, DME is safer than LPG with regard to transportation, storage and use. DME has a higher evaporation rate and when used as an automobile fuel, it increases the power of engines by approximately 10% to 15%. In addition, when used as a fuel for automobiles DME increases combustion efficiency by approximately 2% to 3%. Automobiles that have been modified to use DME as a fuel typically exhibit a reduction in combustion noise by 5-10 decibels. As a result of the higher evaporation power rate, pollutant emissions including nitric oxide and carbon monoxide are quite low, thereby satisfying modern emission standards, including European directives 94/12/ec and 96/69/ec as established by the European Economy Committee (“Europe III”).

•	Environmental Friendly Refrigerant for Refrigerators and Air Conditioners

DME can be used as a substitute for Freon as the refrigerant used in refrigerators and in air conditioners. Unlike Freon, DME does not harm the earth’s ozone layer. Other benefits of using DME include its low boiling point, stronger vaporizing effects and its lower prices as compared with Freon.

•	Pesticide, Cosmetics and Everyday Chemical Products

As an aerosol product, DME has been widely adopted in the production of pesticides, cosmetics, and everyday chemical products (e.g. detergent, hair gel).

•	Chemical Feedstock

DME has been widely adopted in the chemical industry as an alkylation agent and a coupling agent. DME is the chemical feedstock for the production of acetic acid, acetate and hydrocyanic acid.

Production and Revenue

	Production (ton)	Sales (ton)	Price (RMB)	Revenue (RMB)	Price with Tax (RMB)	Price ($)	Revenue ($)
April 2006	1,262	1,809	¥3,558	¥6,437,154	¥4,163	$452	$817,936
May 2006	1,217	1,170	¥3,601	¥4,214,355	¥4,214	$458	$535,496
June 2006	981	1,008	¥3,412	¥3,440,459	¥3,993	$434	$437,161
July 2006	784	853	¥3,241	¥2,763,286	¥3,792	$412	$351,116
Aug 2006	948	923	¥3,747	¥3,458,691	¥4,384	$476	$439,478
Sept 2006	1,404	1,184	¥4,032	¥4,775,813	¥4,718	$512	$606,838
Oct 2006	560	763	¥3,761	¥2,868,757	¥4,400	$478	$364,518
Nov 2006	0	37	¥3,675	¥134,660	¥4,300	$467	$17,111
Dec 2006	1,173	1,099	¥3,865	¥4,246,822	¥4,522	$491	$539,622
Jan 2007	1,955	1,875	¥3,470	¥6,507,550	¥4,060	$441	$826,881
Feb 2007	315	151	¥3,282	¥496,982	¥3,840	$417	$63,149
March 2007	454	418	¥3,208	¥1,342,056	¥3,754	$408	$170,528

Products Under Development

Product development is a core element of the Company’s historical as well as its current growth strategy in each of its existing business segments. The Company’s research and development activities currently consist principally of:

•	developing new agricultural products which may be based upon refinements to our existing products;

•	developing new fuel alternatives similar to DME; and

•	pursuing new technology in the area of ammonia synthesis which would reduce the energy consumed in the production process and enable the use of recycled water.

The scientific process of developing new products is complex, costly and time-consuming. There can be no assurance that any commercially feasible products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development as a response to the introduction of competing products by our competitors, changes in existing laws or regulations or for other reasons which we cannot currently foresee.

Further production and improvement of DME

The Company’s current product research and development partners are:

•	Southwest Chemical Institute; and

•	Sichuan Tianyi Science & Technology Co., Ltd.

The Company’s current product research and development conditions are:

•
First-stage: The initial phase of this project was to enable the Company to achieve an annual DME output of 10,000 tons. This target has been met and we have been producing at this level since March of 2006. By September 2006, the Company expanded this capacity to 50,000 tons.

•
Second-stage: The second phase of the project is to enable the Company to achieve an annual production level of 150,000 tons of DME with a new facility (the production capacity of such new facility will be 100,000 tons). This stage is to be completed in September 2007.

•	It is anticipated and planned that by the year 2010, the Company will have a manufacturing capacity (and equipment) to produce 600,000 tons of DME per year.

Further production and improvement of bio-diesel

The Company’s current product research and development partners are:

•	Tsinghua University;

•	Hunan Chemical and Pharmaceutical Design Institute; and

•	Institute of Oil Crop, Chinese Academy of Agricultural Sciences.

Other significant underpinnings for our expansion plan include:

•	The Company’s feasibility report, which was completed in December 2005.

•	A Technology Cooperative Contract, dated September 1, 2005, entered into between Tsinghua University and Jinding Company.

•
A Cooperative Agreement on Oil Crop Technology, dated May 8, 2006, entered into among the Institute of Oil Crop, Chinese Academy of Agricultural Sciences and the Company. This agreement establishes the parties’ cooperation to test various new plants in order to develop bio-diesel products.

Further Production and Improvement of Methanol

The first phase of methanol project with 50,000 tons capacity was started in October 2003 and put into production in May 2004. The second phase of methanol project with another 50,000 tons capacity was started in August 2004 and put into production in May 2005.

Further Production and Improvement of Synthesized Ammonia.

The 60,000 tons/year project of synthetic (liquefied) ammonia was completed and put into production in November 2005. This brings the Company’s capacity to 150,000 tons/year.

In addition, the Company plans to, from 2006 to 2010, expand its overall production scale and engage in a 200,000 ton coal-based gas-methanol production project, a 600,000 ton DME production project, a 300,000 ton bio-diesel production project, a 300,000 ton ammonia ash-agglomerating fluidized-bed coal gasification production project, and a railway goods warehouse project with a storage capacity of one million tons. The Company is striving to convert itself into a large-scale, comprehensive new energy and chemical fertilizer corporation.

With respect to the Company’s research and development activities, in the fiscal year ended March 31, 2005, the Company spent an aggregate amount of $160,000. In the fiscal year ended March 31, 2006, the Company spent an aggregate amount of $210,000, and in the fiscal year ended March 31, 2007, the Company spent an aggregate amount of $350,139.

Raw Materials and Major Suppliers

The Company purchases the raw materials used in the manufacturing of its chemical products from numerous sources. The Company believes that all necessary raw materials for its chemical products are readily available and will continue to be so in the foreseeable future. The Company has never had, nor does it anticipate experiencing, any shortages of such materials. The raw materials for chemical products consist primarily of electricity and coal. China is abundant in many minerals and organic elements and China is a significant contributor in world coal production and consumption. The Company generally maintains sufficient quantities of inventories of its chemical products to meet customer demand. Purchasing transactions are conducted in accordance with an invitation for bidding procedure. Potential suppliers are provided the quality standard for the raw material and are invited to make initial offers, which are compared objectively according to relevant quality guidelines. After validating the various suppliers’ service and capabilities for stable supply, we acquire the needed materials from the supplier offering at the lowest cost. Our financial department establishes an oversight process by appointing individuals to conduct independent market research of key price points periodically. There is a standard procedure for conducting such bidding processes and accepting the bids to insure that the all purchasing procedures are being strictly adhered to.

Our Company has entered into written contracts with several suppliers and vendors. The Company’s three key suppliers are as follows:

•	Luoshan Bureau of Electricity Power Management (supplier of electricity);

•	Zhezhou Kaichuang Trading Center (supplier of coal); and

•
Shanxi Jing Cheng Coal Transport and Sales Department (supplier of coal) has direct access to a mining base in China and therefore, the Company has enjoyed access to a steady supply of coal since February of 2004.

The Company’s products are manufactured at its facility in Xicheng Industrial Zone, Luoshan County, Xinyang City, Henan Province, PRC.

Quality Management

•
The Company has established various quality inspection departments to oversee the quality of the Company’s products. These departments have a full range of responsibilities - ranging from testing equipment to monitoring the quality of the raw materials, the quality of the Company’s products and the storage of the products.

•
The Company has adopted detailed regulations and a strict supervisory system with respect to its production workshops, storing, chemical testing, personnel policies and records archives. The Company has detailed reports and examines all stages of a product’s production.

•
The Company’s Production Unit is responsible for managing the quality of urea, ammonium bicarbonate, methanol and DME. With respect to any issues or queries arising during the production products and/or equipments, the supervisor in charge of production at such time shall make adjustments, observations, comparisons and sampling on a frequent basis to identify any potential quality defects on a timely basis and coordinate with the production and technical management staff to make corresponding adjustment, if necessary, so as to prevent defective products from being produced on a large scale. For any defective products identified, measures including sealing-up such product(s) shall be taken to prevent such products from entering into the warehouse or being sold to customers.

•
The Company’s Central Analysis Lab is responsible for the inspection and analysis of the quality of urea, ammonium bicarbonate, methanol and DME. The Analysis Lab reports its results to the Production Unit. When defective products are identified, notice shall be given to the dispatch department, the sales department, and the goods warehouse and safeguards will be made to prevent any defective products from entering the warehouse and being sold to customers.

•	The Packaging Department is responsible for:

•	Packaging and rendering the products compliant with the Company’s standards.

•
Taking random samples of urea and ammonium bicarbonate, especially when abnormal changes occur with respect to color, temperature, ash and size. The results are then reported to the Company’s Production Unit.

•
The Company’s products are not allowed to be transported to the warehouse and sold to customers unless the Company’s sales department and the goods warehouse receive a corresponding quality notice. Those departments are responsible for any quality problems which arise during the storage period. The sale of methanol, in particular, must comply with strict requirements. Customers’ orders may only be filled when the finished products are certified as qualified, and the finished products are available for transportation outside of the factory when the sample analysis are completed and responsible persons both for sales and purchase have signed the requisite documentation.

•
Any person who does not comply with the specifications and does not adhere or observe the Company’s procedures on packaging and product analysis, thus affecting the accuracy of product analysis, or does not abide by the procedures of product analysis, inbound and sales, shall bear corresponding liabilities including, but not limited to, immediate termination of employment, and monetary fines.

Product Sales, Distribution and Marketing

We sell most of our products through various regional distributors in China. We have established and maintained long term relationships with major distributors who we believe have local business experience and established regional sales networks. We regularly host our distributors to promote our products through various ordering conferences. We host an annual ordering conference for our major distributors to place purchasing orders through written sales agreements. In addition, we also sell certain products to end users directly. All purchasing orders on our products are served on a first-come, first-served basis.

According to a report in China Petro-Chemical Journal, dated February 15, 2006, the agricultural sector in China makes extensive use of chemical fertilizers, consisting of approximately 1/3 of the world’s total consumption. Of this amount, about 70% is nitrogenous fertilizers. According to China Statistics Almanac, dated December 31, 2004, the national total output of nitrogenous fertilizers (including urea, bicarbonate ammonia, etc.) was 42,222,000 metric tons (based on percentage of nitrogen), a 14.6% increase over the total output in 2003. Since 2004, the growth rate is over 10%.

Methanol is a major raw material chemical next to ethylene, propylene and benzene. According to China Nitrogenous Fertilizers Association in 2006, domestic capacity reached 13,648,000 tons/year with 219 producers. The production in 2006 was 8,860,000 tons with a growth rate of 35.9% as compared to 2005. Domestic methanol price reached record high in 10 years which was driven by a markup in the international market.

Month	Price of Methanol for 2006	Price of Methanol for 2007
January	$2,140	$2,680
February	$2,081	$2,666
March	$2,183	$2,442
April	$2,187	$2,151
May	$2,192	--
June	$2,226	--
July	$2,187	--
August	$2,229	--
September	$2,610	--
October	$3,023	--
November	$3,309	--
December	$2,920	--

For the fiscal-years ended March 31, 2007 and March 31, 2006, distribution for urea through our largest distributors accounted for approximately 56.5% and 67.8% of our total annual sales, respectively, distribution for methanol through our three largest distributors accounted for approximately 18.8% and 17.3% of our total annual sales, respectively, and distribution for ammonium bicarbonate through our three largest customers accounted for approximately 5.4% and 10.1% of our total annual sales and in fiscal-years ended March 31, 2007 and March 31, 2006, distribution for DME accounted for 12.5% and 3.7% of our total annual sales, respectively.

Our largest distributors are:

Product	Top Distributors
Urea CO(NH2)2	(1) Sinochem Fertilizer Co., Ltd., Guangdong Branch
(2) Shantou Supply & Marketing Co-operative Enterprises Group Co.
(3) Jiangxi Zhangshu Chengdong Agriculture Materials Co., Ltd.
(4) Shangrao Linfeng Agricultural Materials Sales Department
(5) Yang, Ming An
Methanol CH3OH	(1) Zaoyang Hailong Chemical Co., Ltd.
(2) Yeji Linxing Fine Chemical Co., Ltd.
(3) Anhui Fuyang Weida Chemical Co., Ltd.
DME CH3OCH3	(1) Shandong Dongming Petrochemical Group Hengchang Chemical Co., Ltd.
(2) Anyang Zhenyuan Petrochemical Co., Ltd.
Ammonium hydrogen carbonate NH4HCO3	Retail Sales by Cash

The Company provides our customers with a variety of customer services, including a customer service department.

We have also been marketing and promoting our products through the following means:

•	Organizing annual visits to customers,

•	Organizing customer satisfaction questionnaire and customer conference to well understand customers’ requirements,

•	Advertising in Chinese local newspapers,

•	Broadcasting on Chinese local TV channels or radio stations,

•	Distribution of newsletters to distributors and farmers, and

•	Participation in activities organized by local governments to promote information about, and use of, fertilizers.

Competition

In general, the chemical fertilizer industry in China is highly competitive. While China is the world’s largest consumer of fertilizers, its chemical fertilizer industry is highly fragmented with many small regional factories serving local requirements. Most fertilizer producers in China do not have the national brand name recognition the Company has as a basis for promoting their products. We expect existing and new competitors will continue to introduce products that are directly or indirectly competitive with our products. Such competitors may be more successful in marketing such products. However, the Company has not had any quality issues to date. The brand “Jinding” enjoys a strong reputation and credibility in China.

•	Urea industry

According to China Nitrogenous Fertilizer Association, in 2006 , there are totally 70 companies in China producing urea with an aggregate gross output of approximately 21.1 million tons per annum with growth rate of 10.4% comparing to 2005. The Company’s main competitors are Henan Zhongyuan Dahua Group, Junma Group, Xinlianxin Corp., Shandong Luxi Group, Anhui Linquan Group and Woyang Chemical Corp.

•	Methanol industry

According to China Nitrogenous Fertilizer Association, in 2006 , the current output of methanol is 8.86 million tons per year in China with growth rate of 35.9% comparing to 2005. There are currently over 20 methanol factories located in Henan Province with the gross output of 1.1 million tons. The Company’s main competitors are the Junma Group and the Lantian Group.

•	DME industry

China currently has 11 factories that currently produce DME (with capacity over 10,000 tons/year), the aggregate annual total output for these factories reaches 0.3+ million tons. The Company is the biggest company in China’s Henan Province that can produce an annual output of approximately 50,000 tons of DME. The Company’s main domestic competitors are the Sandong Juitai Company and the Xichuan Lutianhua Chemical Company.

•	Ammonium Hydrogen Carbonate industry

The Company currently has the capacity to produce 60,000 tons of ammonium bicarbonate per year. In 2005, the Company produced 40,000 tons of ammonium bicarbonate, which was a part of the urea production.

The sale of ammonium bicarbonate represents 4.3% of the Company’s revenue for fiscal year 2005 and 5.1% for fiscal year 2006, 5.4% for fiscal year 2007. The Company’s major customers are all within the PRC. The Company’s main competitors are the Shiji Jinyuan Group and the Lantian Group.

Intellectual Property

We have registered the trademark for the “Jinding” logo with the Trademark Office of the State Administration for Industry and Commerce of China (Registration Number: 3861603), which is used on all of our products distributed in China. The trademark expires in 2016.

We rely on trade secrets to protect our proprietary technology and formulas. We currently do not own any patents and have not applied for patents on our proprietary technology and formulas because a patent application requires a detailed description of our technology and formulas which will be made available to the general public. We believe a patent application and disclosure of our technology formulas would be detrimental to our future business. If knowledge of our formulas and processes are not tightly controlled, more competitors would likely emerge in this market. Only certain of our key executives have knowledge of our proprietary technology and formulas.

Pricing

The Company’s pricing is a combination of Chinese pricing regulation and market demand. The Ministry of Administration and Commerce and the Price Regulation Bureau monitor and control the price of the chemical fertilizer products in the market place.

The Costs and Effects of Compliance with Environmental Laws.

The Company’s methanol and DME projects had been tested for its environmental effect and the results are very positive. These projects had obtained licenses from the Henan province regarding the waste water produce and exhaust gas produce. In the fiscal year ended March 31, 2006, the Company incurred $1.5 million (RMB 12 million) in complying with China’s environmental laws and in the fiscal year ended March 31, 2007, the Company incurred $1 million (RMB 8 million). In October 2006, the Company was certified by International Environmental Management System ISO-1400 standard.

Employees

As of March 31, 2007, the Company has approximately 1,076 full-time employees, 78 of whom are part of the Company’s management, 37 of whom are directly involved in the research and development department. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

Chinese Government Regulation

The Chinese government maintains a tight control over the production and sale of dangerous chemical products. The Company must comply with the following Chinese environmental laws and regulations in connection with the production of our products:

1.	PRC Environment Protection Law, issued and executed on December 26, 1989 and passed in the Eleventh meeting of the Seventh National People’s Congress.

2.	The Prevention and Cure Temporary Ordinance on Huaihe Basin Water Pollution Control, issued and executed on August 8, 1995.

3.	The Discharge Standard of Water Pollutants for Ammonia Industry GB13458-92.

In September 2005, Jinding obtained the industrial usage methanol production license (license number XK13-222-0047) from the Henan Safe Production Management Administration. The license expires on August 17, 2011, at which time, the Company will reapply for such license. The local enterprise of chemical fertilizer in China does not require the Company to apply for a production permit. Specifically, the production of urea and ammonium hydrogen carbonate does not require a production permit under Chinese Government Regulation.

The Company has also received a production license to produce liquefied anhydrous ammonia and methanol (license number XK13-220-00155) from the Henan Quality Control Administration. The license expires on August 17, 2011, at which time, the Company will reapply for such license.

Item 2.  Description of Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our office in Henan, China is located at Xicheng Industrial Zone, Luoshan, Xinyang, Henan, PRC. This office consists of approximately 328,544 square meters. The land use agreement has a 50-year term which expires on January 15, 2055.

As of March 31, 2007, the Company incurred approximately $3,509,837 in construction-in-progress costs, which are primarily attributable to: the construction of the second phase of the DME development project (100,000 Ton/Year), and the capacity enhancement & technology improvement project on 450 Ton/Day Urea project, as well as the construction on 600 Ton/Day “coal-stick” project. All these development projects are on the Company’s Henan property.

On November 15, 2006, the Company has put in use the 450 Ton/Day Urea project with capacity enhancement & technology improvement. Its qualified urea product has reached our planned goal of 450 Ton/Day. The implementation of this project is based on the reality of our system to reach production balance with system capacity enhancement. Our original urea production is 300 Ton/Day and after this project it reached 50,000 Ton/Year, added industrial value of RMB 75 million (approximately $9.6 million). At the same time, it provided better condition to adjust system overload and product mix, as well as providing a safer and stable system to operate.

On December 1, 2006, the Company has launched the construction of 600 Ton/Day “coal-stick” project. This is the starting point of utilizing raw coal for synthetic ammonia. Before this, the Company use lump-coal as feedstock of synthetic ammonia where dust-coal is underutilized. To reduce the high cost and enhance the raw coal utilization, after careful research, the Company takes this project as one of the most important project to reduce energy consumption in 2007. The Company decided to introduce matured domestic technology and equipment, and develop the coal-stick line with capacity of 600 Ton/Day. By the time it is finished, the Company can reduce RMB 40 (approximately $6) on urea per ton, and add annual value RMB 6 million (approximately $770,000).

On August 31, 2006, the Company has launched the construction of 3rd DME project with capacity of 100,000 Ton/Year. With total investment of RMB 80 million (approximately $10 million), this project will leverage advanced technique of a catalytic dehydration methanol process to produce DME. On its completion, it will add revenue of RMB 380 million (approximately $49 million) and net income of RMB 30 million (approximately $3.8 million), which will result in additional taxes of RMB 15 million (approximately $200,000). So far, the project is proceeding successfully and we expect to start production by the end of September 2007.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.  Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended March 31, 2007.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The shares of our common stock are currently traded on the NASDAQ Capital Market under the trading symbol “NOEC”. Our shares of common stock were traded on the OTC Bulletin Board until November 2006 under the trading symbol “SPSI.OB” at which point the Company changed its name from Sports Source, Inc. to New Oriental Energy & Chemical Corp. and its trading symbol to “NOEC.OB”. In May of 2007 the Company received approval to list its shares on the NASDAQ Capital Market and began trading under the symbol “NOEC”.

Holders.

As of June 21, 2007, we had approximately 58 stockholders of our common stock of record, and our common stock had a closing bid price of $4.05 per share. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the past two years:

Fiscal Year Ended	Common Stock
	High	Low
March 31, 2007
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	$4.65	$1.25
Fourth Quarter	$4.85	$3.70

March 31, 2006
First Quarter	N/A	N/A
Second Quarter	$0.10	$0.015
Third Quarter	$0.60	$0.05
Fourth Quarter	N/A	N/A

March 31, 2005
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

There are no warrants or options outstanding to acquire any shares of our common stock

Preferred Stock.

Our corporate charter permits us to issue up to 10 million shares of preferred stock from time to time, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and bylaws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

There are no shares of preferred stock outstanding.

Dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended March 31, 2007, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities.

Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

On the October 11, 2006, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of KHL in exchange for 7,500,000 newly-issued shares of the Company’s common stock.

On February 20, 2006, pursuant to the terms of the Share Transfer Agreement, by and among KHL, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao, KHL acquired all of the issued and outstanding capital stock of Jinding.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

Our Company engages in the business of manufacturing and selling urea, liquefied ammonium, methanol, ammonium bicarbonate, dimethyl ether (“DME”) products. The Company’s products are primarily marketed and sold in the PRC.

Our Company currently has the capacity to produce 150,000 tons of ammonia per year, 50,000 tons of DME per year, 130,000 tons of urea per year, 40,000 tons of carbonate hydrogen ammonium per year and 100,000 tons of methanol per year. During the second half of calendar 2007, we will expand the Company’s annual DME capacity to 150,000 ton per year. For the year end of March 31, 2007, the total revenues were $38,997,412.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of our financial statements.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to the customers. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price fee is fixed or determinable, and collectibility is reasonably assured.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the PRC.

Income tax expense is computed based on pre-tax income included in the consolidated statements of operations. Deferred income taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if there is a strong likelihood the items will expire before its benefits are realized or if its future utilization is uncertain.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method. Finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead.

RESULTS OF OPERATION

Fiscal year 2007 compared with fiscal year 2006.

Our operating results are presented on a consolidated basis for the year ended March 31, 2007, as compared to the year ended March 31, 2006.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the 12 months ended March 31, 2007 and 2006.

	2007		2006		Comparisons
Item	Amount $000	Percentage of Revenue (%)	Amount $000	Percentage of Revenue (%)	Change in Amount $000	Change in Percentage (%)
Revenues	38,997	100.00%	30,764	100.00%	8,233	26.76%
Cost of Goods Sold	33,352	85.52%	26,584	86.41%	6,768	25.46%
Gross Profit	5,645	14.48%	4,180	13.59%	1,465	35.05%
Selling and Distribution	668	1.72%	300	0.98%	368	122.67%
General & Administrative	1,257	3.22%	643	2.09%	614	95.49%
Income From Operations	3,720	9.54%	3,237	10.52%	483	14.92%
Interest Expense, net	(238)	(0.61%)	(139)	(0.45%)	(99)	71.22%
Government Grants	372	0.95%	393	1.28%	(21)	(5.34%)
Other expenses, net	(19)	(0.05%)	(27)	(0.09%)	8	(29.63%)
Income Before Taxes	3,835	9.83%	3,464	11.26%	371	10.71%
Income Taxes	817	2.09%	716	2.33%	101	14.11%
Net Income	3,018	7.74%	2,748	8.93%	270	9.83%

REVENUE

The Company’s consolidated revenue rose to a record $38,997,412 for the year ended March 31, 2007, a 26.76% increase from $30,763,619 reported for the year ended March 31, 2006. The increase in revenue reflects improvements in the production process resulting in higher sales and Urea output and an increasing contribution of sales of alternative fuels, specifically Methanol and DME as compared to the same period last year. Our consolidated net income increased 9.83% to $3,017,671 for the year ended March 31, 2007, as compared to $2,747,584 for the year ended March 31, 2006. This increase is attributable to the aforementioned revenue growth in 2007 as compared to 2006 and an improvement in gross margins offset by an increase in operating expenses.

	2007		2006		Comparisons
Products	Amount $000	Percentage of Revenue (%)	Amount $000	Percentage of Revenue (%)	Change in Amount $000	Change in Percentage (%)
Urea	$21,999	56.41%	$23,091	75.06%	$(1,092)	(4.73%)
Carbonate Hydrogen Ammonia	2,086	5.35%	1,584	5.15%	502	31.69%
Methanol (CH3OH)	7,337	18.81%	5,271	17.13%	2,066	39.20%
Liquefied Ammonia	1,859	4.77%	226	0.73%	1,633	722.57%
DME (CH3OCH3)	4,859	12.46%	592	1.92%	4,267	720.78%
Ammonia Water	157	0.40%	-	-	157	100.00%
Liquid Petroleum Gas	700	1.80%	-	-	700	100.00%
Total	$38,997		$30,764		$8,233	26.76%

The sales of urea decreased 4.73% to $21,999,471 for the year ended March 31, 2007 from $23,090,804 for the year ended March 31, 2006. Urea is commonly used as an inexpensive fertilizer used to improve crop yields.

The decrease of urea reflects the fact that despite an increase in production, the average selling price per ton decreased 20 RMB/ton ($2.6/ton) compared with the average sales price in 2006.

The sales of carbonate hydrogen ammonia increased 31.69% to $2,086,058 for the year ended March 31, 2007 from $1,583,994 for the year ended March 31, 2006. Carbonate hydrogen ammonia is a by product created during the synthetic ammonia production process and is also sold and used as a fertilizer. During the year, we improved our technology to produce carbonate hydrogen ammonia by recycling this byproduct gas generated and as a result sales of carbonate hydrogen ammonia increased substantially during 2007. The relationship between the production of urea and carbonate hydrogen ammonia is not inversely proportionate - the rise in one does not result in the reduction of the other. The low density ammonia water can not be used to produce the high purity urea. We recycled it to produce carbonate hydrogen ammonia which is also a highly welcomed environmental protection process by the government.

•
The sales from methanol increased 39.20% to $7,337,211 for the year ended March 31, 2007 from $5,270,822 for the year ended March 31, 2006 as a result of increased production capacity. The Company’s annual production capacity of Methanol will remain consistent for the near future.

•
The increase of revenue of methanol reflected a strong demand environment as the Chinese government began to endorse the use of methanol as a fuel additive to reduce cost and emissions. In addition and as a result of strong demand from the time period of October 2006 to December, 2006 the average selling price of Methanol was up 30% compared to same period of last year both the increase in demand and price contributed favourably to our Methanol business.

•
The Company began initial DME production in March 2006 with capacity of 10,000 Tons/Year, and subsequently the Company began a facility expansion to accommodate 50,000 Tons of annual production beginning in September 2006. DME, or Dimethyl Ether, is commonly being used as a substitute for Liquid Natural Gas (“LNG”) as it is cheaper to use while emitting very few harmful emissions. Over time, management believes DME maybe a suitable substitute for petrol-diesel in commercial and residential vehicles. Due to the anticipated strong demand for DME and higher gross margin profile versus traditional fertilizers, we believe DME will be a significant driver of both revenues and operating income in the future and management is committed to focusing its efforts on further improvements in production and sales of DME. In August 2007, a new DME production line with capacity of 100,000 Tons per year will be launched, increasing the collective DME output to 150,000 tons annually.

The reduction in sales of DME in the fiscal year ended March 31, 2007 was due to several factors:

•	Our 10,000 ton/year DME production started at March 1, 2006, therefore we have only one month of sales in fiscal year of 2006.

•
The 50,000 ton/year DME production line was completed in September 2006. Since September 2006, the methanol market environment experienced a drastic change: market price of methanol soared 50% from originally stable $286/ton (RMB 2250) to $430/ton (RMB 3300). To grasp the market opportunity, the Company decided to suspend the production of DME and sell its entire feedstock methanol directly. By February 2007, the methanol price dropped to its original stable level and we restarted the production of DME.

The change in methanol price was the result of influencing causes:

•	The LNG and coal (raw material of methanol) price is very high during that period, which limited the production of some producers;

•
There are several international million-ton producers who have stopped production due to maintenance or accident, which in turn drove up the market price. To take advantage of this opportunity, Chinese producers have increased exports, which in turn drove up the domestic price.

The sales of liquefied ammonia increased 723.98% to $1,859,936 for the year ended March 31, 2007 from $225,725 for the year ended March 31, 2006, which was mainly a function of improving market demand and our ability to produce this in volume. Our production process provides the flexibility to adjust the product mix to meet the changing demand and price in liquefied ammonia market, which enables us to capitalize on improving fundamentals from both a volume and margin perspective.

As of March 31, 2007, the sales from ammonia water reached to $157,406, compared with zero in last year. The increase reflects of change of market price where we adopted the advanced equipments and technologies which enable us to recycle and produce and sell condensed ammonia water. Ammonia water is used as raw material for monosodium glutamate (MSG) or glutamic acid.

We acquired a local LNG distributor in March 28, 2006. The principal purpose is to experiment and promote the mixed DME & Liquefied Petroleum Gas fuel. For the year ended March 31, 2007, revenue from LNG is $700,468. Our initial plan to acquire the LNG distributor was to take advantage of its distribution channel for our DME sales. Subsequently we found that the demand for DME was much higher than we originally anticipated, and the acquired LNG distributor did not play a significant role in our distribution.

Following is a breakdown of our revenues geographically:

	2007		2006		Comparisons
Provinces	Amount $000	Percentage of Revenue (%)	Amount $000	Percentage of Revenue (%)	Change in Amount $000	Change in Percentage (%)
Henan Province	$14,653	37.57%	$8,860	28.80%	$5,793	65.38%
Guangdong Province	8,906	22.84%	11,030	35.85%	(2,124)	(19.26%)
Anhui Province	7,724	19.81%	4,600	14.95%	3,124	67.91%
Hubei Province	4,344	11.14%	2,650	8.61%	1,694	63.92%
Hunan Province	1,484	3.81%	1,680	5.46%	(196)	(11.67%)
Guangxi Province	76	0.19%	1,110	3.61%	(1,034)	(93.15%)
Jiangxi Province	972	2.49%	780	2.54%	192	24.62%
Zhe Jiang Province	85	0.22%	-	-	85	100.00%
Shan Dong Province	753	1.93%	-	-	753	100.00%
Inner Mongolia	-	-	54	0.18%	(54)	(100.00%)
Total	$38,997		$30,764		$8,233	26.76%

Among these provincial sales, we didn’t have Inner Mongolia in 2007 and added Zhe Jiang & San Dong provinces. This is due to the rising railway transportation cost to Inner Mongolia which makes our price non-competitive. The sales to customers in Zhe Jiang & Shan Dong province are mainly DME sales.

Top 6 Customers:

		% of Total Revenue
Customer Name	Sales	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2006
1. Sinofert Co., Ltd.	40% Urea	22.56%	13.55%
2. Guangdong Santou Agricultural materials Co.	15% Urea	8.46%	6.79%
3. Henan Pinyu Agricultural materials Co.	10% Urea	5.64%	11.29%
4. Anhui Fuyang Jialian Co.	50% Methanol	9.41%	5.04%
5. Hubei Wuhan Changqin Chemical Distribution Co.	20% Methanol	3.76%	1.15%
6. Anhui Fuyang Guozheng Chemical Co.	40% DME	4.98%	None

The urea sales to top 3 clients are stable year over year; we sold around 30% of urea directly to end-users. We see this trend will keep in the foreseeable future. The sales of Methanol have decreased gradually over last 3 years, and we will stop selling Methanol in 2008 because the entire self-produced Methanol will be used to produce DME.

COST OF GOODS SOLD (COGS)

During the year ended March 31, 2007, COGS increased $6,768,775 or 25.46%, to $33,352,455 from $26,583,680 during the comparable period last year.

The increase in COGS is consistent with the increase in sales for the year. Management prudently managed COGS by offsetting the negative impact of rising coal and electricity costs with a greater percentage of revenue from higher margin alternative fuel products.

The slight decrease in COGS as a percentage of the total revenue reflects lower production unit costs across the business. In 2007, coal procurement costs increase 2.5% compared with last year; Since July 2006, electricity prices have increased 14% from RMB 0.308 to 0.352 KWH. As the consumption of coal and electricity accounts for over 85% of total COGS, the increase of both coal and electricity contributed to increase cost pressure during the year. Despite these increases, management has incorporated new technologies into the production lines which have produced efficiencies and energy savings. This combined with the aforementioned increase in alternative fuel product mix enabled the company to realize a lower percentage of COGS in relation to revenue for fiscal 2007 as compared to fiscal year 2006. Management now believes that they hold a number of cost advantages over other domestic competitors.

China has significant coal resources, and while the price of coal has been at elevated levels compared to historical norms, management believes that a consolidation is in order, which should moderate prices and benefit the company going forward. Initially it was not feasible to include the sifted fine-coal derived from lump-coal directly in chemical process, so it was utilized together with other fine-coal purchased from other suppliers only as a heating and burning resource due to fine-coal having a market price 25% less than lump-coal. With the launch of the “coal-stick” line, which will utilize fine-coal in a new stick-shaped product, and the launch of differential-pressure dynamos, our management team is confident that production costs will be reduced next year.

GROSS PROFIT

For the year ended March 31, 2007 and 2006, the relevant portions of the statements of income are presented below:

	2007		2006		Comparisons
Item	Amount $000	Percentage of Revenue (%)	Amount $000	Percentage of Revenue (%)	Change in Amount $000	Increase in Percentage (%)
Revenues	38,997	100.00%	30,764	100.00%	8,233	26.76%
Costs of Goods Sold	33,352	85.52%	26,584	86.41%	6,768	25.46%
Gross Profit	5,645	14.48%	4,180	13.59%	1,465	35.05%

The Company’s gross profit increased $1,465,018, or 35.05% to $5,644,957 for the year ended March 31, 2007 from $4,179,939 for the year ended March 31, 2006.

This increase is attributed to two aspects: Firstly, the increase of total production output and total revenue reflected the increase of gross profit; and secondly, gross profit as a percentage of total revenues increase from 13.59% for the year ended March 31, 2006 to 14.48% for the year ended March 31, 2007 due to the addition of higher margin revenue contributions from the Methanol and DME sales and the aforementioned improvements in the production process.

OPERATING INCOME

The Company’s consolidated operating income for the year ended March 31, 2007 increased 14.92% to $3,719,663 from $3,236,851 reported for the year ended March 31, 2006. This is mainly attributable to the 26.76% increase of revenues to $38,997,412, the 35.05% increase in gross profits offset by higher selling & distribution expense and the increase in general administrative expense primarily related to being a public company.

We believe the operating income will show further improvements, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in cost of goods sold by launching the “coal-stick” line and also estimate that differential-pressure dynamos will reduce our electricity costs by RMB 6 million/year (approximately $770,000) during the coming year. Thus while management expects these two factors to favorably benefit gross and operating income, we also anticipate that further increases of DME sales on both an absolute basis and as a percentage of overall sales will also improve margins.

EXPENSES

Selling and distribution expenses

Selling and distribution expenses were $668,247 or 1.71% of revenues for the year ended March 31, 2007, as compared to $300,383, or 0.98% of revenues for the year ended March 31, 2006.

The increase of selling and distribution expenses for the year ended March 31, 2007 was mainly due to the increase in freight expenses of $353,640, or 188.19%, from $187,912 to $541,552. The reason was two-fold; First, an increase in unit transportation costs and greater volume and 2) the VAT-free policy was applied after July 1, 2006. Sales receipt mechanism changed from two receipts mechanism (product receipt and freight receipt; product receipt issued by company and freight receipt issued by transportation department) to a single receipt mechanism. Consequently, this single receipt mechanism involved the freight expenses. Therefore, by March 31, 2007, the annual transportation cost in percentage of total revenue is much higher than last year. In addition, on March 31, 2006, the Company switched from prepayment of the transportation fee by the original customer to the Carriage Paid To (“CPT”) approach where we prepay the transportation fee.

General and administrative expenses

General and administrative expenses were $1,257,047 or 3.22% of our revenue for the year ended March 31, 2007, as compared to $642,705 or 2.09% of revenues for the year ended March 31, 2006. The increase was attributable to:

-
Increase of payroll expense: for the year ended March 31, 2007, the payroll increased $203,699, or 118.04%, to $376,273 from $172,574 for the year ended March 31, 2006. This increase was attributed to two factors - (1) the Company adopted some incentive programs to managers and employees, and (2) we recruited more employees to improve our internal control system and the associated increase of payroll was $202,254.

-
Depreciation and amortization: for the year ended March 31, 2007, the expenses of depreciation and amortization from operating activities increased $13,788, or 44.22%, to $44,970 from $31,182 for the year ended March 31, 2006. This reflects purchased properties, equipments and tools from capital expenditure.

-
Other expenses: for the year ended March 31, 2007, the other expenses were $835,804 or 66.49% of the total operating expenses, which were associated with costs incurred for corporate governance and being a publicly traded company.

INTEREST EXPENSE, NET

Interest expense for the fiscal year ended March 31, 2007 was $238,150, which represents a 70.75% increase from $139,476 for the prior year. The increase was the result of the change in the Company’s financing structure and terms to reflect a greater utilization of short-term loans.

GOVERNMENT GRANTS

Government grants represented grants received from the PRC Government to assist the Company’s environment protection. This amount is recognized when the proceeds are received or collectible.

During year 2007 and 2006, $372,290 and $392,888 was received from Henan provincial bureau of finance respectively. It is used to support environmental protection issue, i.e., “the comprehensive zero sewage discharge project” in our case. The Company no longer receive subsidy for urea sales as it did in 2006, because P. R. China government applied new urea VAT policy that levy no VAT for Urea sales and therefore no subsidy provided for urea sales. This grant is made case-by-case and management can not predict or guarantee similar grants will continue in the future.

OTHER EXPENSE, NET

Other expense for the fiscal year ended March 31, 2007 was $19,159, which represents a 27.41% decrease from $26,392 for the prior year. The decrease was the result of the sale of short-term marketable securities..

INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33%. The Company’s effective income tax rate for the years ended March 31, 2007 and 2006 resulted in the following income tax expenses as compared to the “expected” tax expenses (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

	2007	2006

Computed “expected” expense	$1,301,428	$1,247,714
Permanent differences	(484,455)	(531,427)

-Income tax expense	$816,973	$716,287

According to the government and tax authority of Luoshan County, the Company is now taxed at a flat tax amount per year until 2009. The amount of tax owed by the Company is RMB 3 million, 4 million, 5 million, 6 million, 7 million, and 8 million for the years ended December 31, 2004 to 2009, respectively. The Company will continue to pay the normal tax rate of 33% each month based on its profit, and at the end of each calendar year the government and tax authority will refund to the Company any amount paid over the designated flat tax amount for such respective year.

NET INCOME

The Company’s net income for year ended March 31, 2007 increased 9.8% to $3,017,671 from $2,747,584 for the year ended March 31, 2006. The increase is attributable to an increase in revenues of 26.8% in 2007 as compared to 2006 and the 14.9% increase in operating income to $3,719,663.

RESULTS BY SEGMENT

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Carbonate Hydrogen Ammonia, Liquefied Ammonia and Ammonia Water.

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether (“DME”) and Liquefied Petroleum Gas (“LPG”).

Fuel Segment

DME

	For the Years Ending March 31,
	2007	2006
Revenues	4,857,861	595,813
COGS	3,799,896	300,621
Gross profit	1,057,965	295,192
Gross profit %	21.78%	49.54%

DME revenues increased $4,262,048 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected increased sales of DME due to the adjustment of the Company’s production structure expanding the quantity of DME produced to take advantage of the increase in the price of Fuel products on the international market.

COGS increased $3,499,275 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected that the increase is DME sales resulted in a corresponding increase in COGS.

Gross profit increased $762,773 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 49.54% to 21.78%. The decrease is attributable to the stabilization of the market price of DME at a lower price after the period of higher prices that followed its introduction into the market.

Methanol

	For the Years Ending March 31,
	2007	2006
Revenues	7,337,211	5,307,862
COGS	5,737,862	5,080,394
Gross profit	1,599,349	227,468
Gross profit %	21.80%	4.29%

Methanol revenues increased $2,029,349 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the increased sales of Methanol due to the optimization of the Company’s production structure which increased the quantity of Methanol produced to take advantage of the increase in the price of Fuel products on the international market.

COGS increased $657,468 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected both the increase in the amount of Methanol sold and the increase in the price of raw materials and electricity used in the production of Methanol.

Gross profit increased $1,371,881 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 4.29% to 21.80%. The increase is attributable to an unusual market mark-up in the third quarter of the fiscal year ended March 31, 2007.

LPG

	For the Years Ending March 31,
	2007	2006
Revenues	700,468	0
COGS	663,951	0
Gross profit	36,517	0
Gross profit %	5.21%	0

LPG revenues increased $700,468 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company’s addition of a new LPG subsidiary in April 2006 from the merger with LuoShan LPG Company.

COGS increased $663,951 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the COGS of the new LPG subsidiary.

Gross profit increased $36,517 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 0% to 5.21%. The increase is attributable to the acquisition of the LPG distributor in the fiscal year ended March 31, 2007 and its limited contribution to the Company in the period following its acquisition.

Fertilizer Segment

Urea

	For the Years Ending March 31,
	2007	2006
Revenues	21,999,472	23,051,409
COGS	19,019,786	19,704,383
Gross profit	2,979,686	3,347,026
Gross profit %	13.54%	14.52%

Urea revenues decreased $1,051,937 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company’s restructuring of products and a reduction in the production of Urea to take advantage of the high price of Methanol on the international market and the reduction in the market price of Urea as compared to the previous year.

COGS decreased $684,597 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company’s optimization of the production process and control of unit costs to counter the increased costs of raw materials.

Gross profit decreased $367,340 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 14.52% to 13.54%. The decrease is attributable to the increased cost of coal and electricity during the period. The Company believe such costs will remain stable for the foreseeable future.

Ammonium Bicarbonate

	For the Years Ending March 31,
	2007	2006
Revenues	2,086,058	1,581,223
COGS	2,154,549	1,311,878
Gross profit	(68,491)	269,345
Gross profit %	(3.28%)	17.03%

Ammonium Bicarbonate revenues increased $504,835 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company increased its production capacity for Ammonium Bicarbonate and the Chinese government implemented the Agriculture development policy during the year, both of which contributed to the increase in sales of Ammonium Bicarbonate as compared to the previous year.

COGS increased $842,671 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the increase in sales of Ammonium Bicarbonate and the increase in the prices for the raw material and electricity used in its production.

Gross profit decreased $337,836 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 17.03% to (3.28%). The decrease is attributable to its relatively low price as a by-product of the production process and the increase in the costs of coal and electricity during the period.

Liquefied Ammonia

	For the Years Ending March 31,
	2007	2006
Revenues	1,858,936	227,312
COGS	1,834,531	186,404
Gross profit	24,405	40,908
Gross profit %	1.31%	18.00%

Liquefied Ammonia revenues increased $1,631,624 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company’s adjustment of production to take advantage of an increase in the market demand and the market price for Liquefied Ammonia and the optimization of the production process, which resulted in the increased revenues for the year and compared to the prior period.

COGS increased $1,648,127 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the increase in sales of Liquefied Ammonia and the increase in the prices for the raw material and electricity used in its production.

Gross profit decreased $16,503 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues decreased from 18.00% to 1.31%. The decrease is attributable to its relatively low market price as a by-product of the production process, and, similar to Urea and Ammonium Bicarbonate, the significant increase in the cost of coal and electricity during the period.

Ammonia Water

	For the Years Ending March 31,
	2007	2006
Revenues	157,406	0
COGS	141,880	0
Gross profit	15,526	0
Gross profit %	9.86%	0

Ammonia Water revenues increased $157,406 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the Company’s adoption of advanced equipment and technology for the recycling, production and sale of condensed Ammonia Water to take advantage of the increased market price during the period.

COGS increased $141,880 for the fiscal year ended March 31, 2007 as compared to 2006. This reflected the costs incurred in the implementation of the Ammonia Water process.

Gross profit increased $15,526 for the fiscal year ended March 31, 2007 as compared to 2006. Gross profit as a percentage of revenues increase from 0% to 9.86%. The increase is attributable the Company’s initiative to recycle Ammonia Water that was discharged during pervious periods.

LIQUIDITY AND CAPITAL RESOURCES
WORKING CAPITAL AND CASH FLOW

We generally finance our operations from cash flow generated internally and bank loans.

The Company currently maintains sufficient cash to effectively support operations over the next twelve months. Cash to current liabilities ratios were 13.17% and 24.75% in 2007 and 2006 respectively.

The decrease of quick ratio reflects that with the gradually expansion of capacity, the reserved capital for raw materials increased, and hence the amount of cash and cash equivalent decreased. However, for a company like us with nearly no accounts receivable, the moderately low quick ratio does not impact our capital turnover.

As of March 31, 2007, the Company’s total assets were $33,503,264, which represents an increase of 42.80% from $23,462,503 at March 31, 2006. Total assets include plant and equipment, net, which is $11,657,546 at March 31, 2007, compared to $9,527,685 at March 31, 2006, representing an increase of 22.35%. This increase reflected that, during 2007 fiscal year, we put in more capital in the DME project and other projects of energy-saving technologies.

As of March 31, 2007, we had current assets of $14,132,932. The breakdown of assets and the change in these assets are as follows:

As of March 31, 2007, the Company’s cash and cash equivalents were $2,655,143, which represents a 19.1% decrease from $3,281,761 at March 31, 2006. This is due to the increased use of notes payable by customers instead of cash.

Restricted cash as of March 31, 2007 was $5,430,426, which represents a 156.1% increase from $2,120,494 at March 31, 2006. This increase reflected that the Company utilized more notes payable instead of cash to improve our financing structure.

Notes receivable as of March 31, 2007 was $1,395,858, which represents a 13,721.7% increase from $10,099 at March 31, 2006. This increase in note receivables was primarily due to Jingding agreement upon the acquisition of the bankrupted Luoshan Fertilizer Factory to pay back the approximately $1.3 million debt of Xixian Fertilizer Factory (shareholder of Luoshan Fertilizer Factory), which will be refunded to Jinding by the Luoshan county government over the following three years.

Inventories as of March 31, 2007 were $3,794,220, which represents a 251.8% increase from $1,078,592 at March 31, 2006. This increase reflected an enhanced productivity and capacity demand requiring additional inventory for raw materials.

Prepayments for goods as of March 31, 2007 was $383,639, which represents a 54.1% decrease from $835,712 at March 31, 2006. This decrease reflected that the Company optimized the logistics in raw material & components procurement.

Other assets as of March 31, 2007 were $204,508, which represents a 491.3% increase from $34,586 at March 31, 2006. This increase reflected the increase from construction-in-progress.

Plant and equipment as of March 31, 2007 was $11,657,546, which represents a 22.4% increase from $9,527,685 at March 31, 2006. This increase reflected the increase from construction-in-progress.

Land use rights as of March 31, 2007 were $1,550,676, which represents a 167.1% increase from $580,597 at March 31, 2006. This increase reflected the new land brought during the year.

Construction in progress as of March 31, 2007 was $5,208,277, which represents a 65.1% increase from $3,154,836 at March 31, 2006. This increase reflected construction on the 450 ton/day Urea, 3000 KWH thermal electricity and 100,000 tons/year DME projects.

Deposit as of March 31, 2007 was $267,757, which represents a 77.2% decrease from $1,172,321 at March 31, 2006. This decrease reflected the decrease of prepayments for equipment.

Notes receivable as of March 31, 2007 was $0, which represents a 100% decrease from $1,247,349 at March 31, 2006. This amount was moved to current assets to reflect the refund from Luoshan county and Xixian Fertilizer Factory.

Deferred Taxes as of March 31, 2007 was $646,331, which represents a 74.9% increase from $369,450 at March 31, 2006. Please see Note 12 to the Consolidated Financial Statements attached hereto.

As of March 31, 2006, cash and cash equivalents were $3,281,761. Current assets were $7,410,265, reflecting a current ratio of 0.56:1.

As of March 31, 2007, we had current liabilities of $20,160,216. Current ratio is 0.70:1. The breakdown of liabilities and the change in these liabilities are as follows:

Accounts payable as of March 31, 2007 was $2,259,961, which represents a 14.0% decrease from $2,627,224 at March 31, 2006. This decrease reflected that the Company enhanced its capital management, which lead to an increase of amount purchased and an improvement in the payment term with its suppliers, decreasing its purchase costs.

Other payables and accrued liabilities as of March 31, 2007 were $416,672, which represents a 5.5% decrease from $440,937 at March 31, 2006. This decrease reflected normal industry changes.

Short term debt as of March 31, 2007 was $7,356,933, which represents a 10.2% increase from $6,677,210 at March 31, 2006. This increase reflected the increase of investments and the financial demand to improve the Company’s production and technology.

Notes payable-current portion as of March 31, 2007 was $572,781, which represents a 26.2% increase from $453,788 at March 31, 2006. This increase reflected the excess amount paid by the Company for the LuoShan fertilizer factory’s assets in bankruptcy.

Customer deposit as of March 31, 2007 was $5,385,425, which represents a 189.5% increase from $1,860,459 at March 31, 2006. This increase reflected that the Company increased its prepayments for goods in the sales process.

Due to related parties as of March 31, 2007 was $4,041,583, which represents a 254.8% increase from $1,139,129 at March 31, 2006. This increase reflected that the Company increased the amount of loans received from its parent company.

Total current liabilities as of March 31, 2007 were $20,160,216, which represents a 52.1% increase from $13,257,857 at March 31, 2006. This increase reflected that (a) the increase of production resulted in a corresponding increase in the amount of prepayments for goods of approximately $451,919, and (b) the amount due to related parties increased approximately $372,109 due to increased financial demand.

Notes payable, non-current as of March 31, 2007 was $0, which represents a 100% decrease from $572,781 at March 31, 2006. This amount, due in one year, is the payment for the remainder of acquisition of LuoShan Fertilizer Factory which was moved to current liabilities.

Deferred taxes as of March 31, 2007 were $1,619,110, which represents a 30.2% increase from $1,243,751 at March 31, 2006. Please see Note 12 to the Consolidated Financial Statements attached hereto.

Due to employees as of March 31, 2007 was $115,816, which represents a 27.5% increase from $90,856 at March 31, 2006. This increase reflected the increase of the Company’s payroll.

Retained earnings as of March 31, 2007 were $6,563,558, which represents a 85.1% increase from $3,545,887 at March 31, 2006. This increase reflected the increase of net income.

Our net cash inflow from operating activities was $5,091,040 for the fiscal year ended March 31, 2007. The breakdown of net cash inflow from operating activities and the change in these assets and liabilities are as follows:

Inventories for the fiscal year ended March 31, 2007 were ($2,715,628), which represents a 293.0% decreases from $1,407,405 for the prior year. This decrease reflected that the Company increased the reserve of main raw materials for the start up of the DME project and the expansion of capacity resulting from technical advancements.

Prepayment for goods for the fiscal year ended March 31, 2007 was $452,074, which represents 38.2% increase from $327,035 for the prior year. This increase reflected that the Company expand the total production amount, resulting in a corresponding increase in cash expenditure for raw materials and component purchasing management.

Other assets for the fiscal year ended March 31, 2007 were ($180,889), which represents 1534.8% decrease from ($11,065) for the prior year. This decrease reflects the Company’s increased use of prepaid expenditures.

Taxes receivable for the fiscal year ended March 31, 2007 were ($155,863), which represents ($155,863) decrease from $0 for the prior year. This decrease reflects the excess in taxes paid to the local tax authority during fiscal year ended March 31, 2007 that shall be utilized as prepaid taxes for the fiscal year ending March 31, 2008.

Accounts payable for the fiscal year ended March 31, 2007 was ($381,363) which represents a 127.2% decrease from $1,404,454 for the prior year. This decrease reflected (a) the increase of capacity that resulted in the increase of amount purchased, and (b) the improvement in the Company’s payment conditions with its suppliers, which both contributed to a decrease in the Company’s purchase cost.

Other payables and accrued liabilities for the fiscal year ended March 31, 2007 were ($24,265), which represents a 76.9% decrease from ($104,889) for the prior year. This decrease reflected that the Company reduced its related liabilities during the current year.

Customer deposit for the fiscal year ended March 31, 2007 was $3,524,965, which represents a 424.2% decrease from ($1,087,304) for the prior year. This decrease reflected the increase of prepayments for goods in sale process.

Taxes payable for the fiscal year ended March 31, 2007 was ($29,110), which represents a 59.8% decrease from ($72,478) for the prior year. This decrease resulted from an increase in the total amount of sales.

Depreciation and amortization for the fiscal year ended March 31, 2007 was $1,632,125, which represents a 47.7% increase from $1,105,345 for the prior year. This increase reflected the increase in capital expenditures for plant and equipment.

Deferred taxes for the fiscal year ended March 31, 2007 were ($48,677), which represents a 113.8% decrease from $351,752 for the prior year. Please see Note 12 to the Consolidated Financial Statements attached hereto.

Restricted cash for the fiscal year ended March 31, 2007 was ($3,309,932), which represents a 671.6% increase from ($428,958) for the prior year. This increase reflected that the Company improved its investing structure, adopting the settlement method of notes payable, resulting in the increase of deposit of bill acceptance.

Purchases of plant and equipment for the fiscal year ended March 31, 2007 was ($1,539,157), which represents a 177.1% increase from ($555,509) for the prior year. This increase reflected the increase of capital expenditure, such as purchasing equipment.

Deposit for land use rights for the fiscal year ended March 31, 2007 was ($236,817), which represents a 56.1% decrease from ($539,259) for the prior year. This decrease reflected that the new land use right deposits gave rise to the increase of cash outflows.

Deposit for equipment for the fiscal year ended March 31, 2007 was $0, which represents a 100.0% decrease from ($210,178) for the prior year. This decrease reflected the increase of the prepayments for equipment.

Notes receivable for the fiscal year ended March 31, 2007 was ($92,801), which represents a 127.3% decrease from $340,329 for the prior year. This decrease reflected the increase of prepayments for equipment and payments for construction.

Purchase of construction in progress for the fiscal year ended March 31, 2007 was ($3,509,837), which represents a 33.6% decrease from ($5,282,352) for the prior year. This decrease reflected that the Company enhanced its capital management of construction, which resulted in payment according to the progress of construction.

Proceeds from short term debt for the fiscal year ended March 31, 2007 were $10,395,387, which represents a 136.3% increase from $4,399,242 for the prior year. This increase was a result of the increase of capital and financing demand. Cash inflows increased $768,737 during the year.

Repayments from short term debt for the fiscal year ended March 31, 2007 was ($10,451,139), which represents a 476.7% increase from ($1,812,360) for the prior year. This increase reflected that the Company expanded its financing scale with a focus on short term loans.

Dividends paid for the fiscal year ended March 31, 2007 was $0, which represents a 100.0% decrease from ($1,230,713) for the prior year. This decrease reflected that the Company did not pay any dividends during the year.

Due from employees for the fiscal year ended March 31, 2007 was $5,377, which represents a 72.2% decrease from $19,364 for the prior year. This decrease reflected that the Company’s unpaid payroll decreased during the year.

Cash proceeds from reverse merger for the fiscal year ended March 31, 2007 were $7,241, which represents a $7,241 increase from $0 for the prior year. This increase reflected the proceeds from the reverse merger completed in October of 2006.

Income taxes paid for the fiscal year ended March 31, 2007 was $998,994, which represents a 113.8% increase from $467,227 for the prior year. This increase reflected the increase of net income.

Interest paid for the fiscal year ended March 31, 2007 was $218,265, which represents a 56.5% increase from $139,476 for the prior year. This increase reflected that the increase of financing scale resulted in an increase of interest paid.

Capital expenditures on construction-in-progress increased 65.09% to $5,208,277 for the fiscal year ended March 31, 2007, compared to $3,154,836 for the fiscal year ended March 31, 2006. This is due to an increase in machinery purchase for the construction of the DME project.

We anticipate that our working capital resources are adequate to fund near term costs and expenses for the fiscal year ending March 31, 2008.

Our trading terms with our customers are mainly on cash. Inventory turnover period for the fiscal year ended March 31, 2007 was 26.30 times, compared with 18.76 times in 2006.

This decrease is mainly because we increased the inventory of main raw materials in order to assuring our capacity.

As of March 31, 2007, our cash and bank deposits were mainly denominated in RMB and US dollars while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US dollars. Since the exchange fluctuations among these currencies are low, we believe there is no significant exchange risk.

As of March 31, 2007, our annual net income is $3,017,671, plus depreciation & amortization $1,632,125, less deferred tax $48,677, resulting in a cash inflow of $4,601,119.

As of March 31, 2007, our total assets were $33,503,264 and our total liabilities were $21,895,142. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.65:1 and 0.65:1 as of March 31, 2007 and 2006, respectively.

As of March 31, 2007, our total assets were $33,503,264 and our operating revenue was $3,719,663, reflecting a total asset turnover of 11.1%.

The launch of DME project and technical improvement project expanded the Company’s capacity and incurred the increase of inventories of raw materials.

It attributed to the fact that we improved our capital management for the fiscal year ended March 31, 2007. Along with the enhanced capacity and thereof the increased procurement, we further improved the payment terms with suppliers in order to boost their enthusiasm and activity, as well as reduce our procurement cost.

Properties description

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our office in Henan, China is located at Xicheng Industrial Zone, Luoshan, Xinyang, Henan, PRC. This office consists of approximately 328,544 square meters. The land use agreement has a 50-year term which expires on January 15, 2055.

As of March 31, 2007, the Company incurred $3,509,837 in construction-in-progress costs, which are primarily attributable to: the construction of the second phase of the DME development project (100,000 Ton/Year), and the capacity enhancement & technology improvement project on 450 Ton/Day Urea project, as well as the construction on 600 Ton/Day “coal-stick” project. All these development projects are on the Company’s Henan property.

On November 15, 2006, the Company has put in use the 450 Ton/Day Urea project with capacity enhancement & technology improvement. Its qualified urea product has reached our planned goal of 450 Ton/Day. The implementation of this project is based on the reality of our system to reach production balance with system capacity enhancement. Our original urea production is 300 Ton/Day and after this project it reached 50,000 Ton/Year, added industrial value of RMB 75 million (approximately $9.6 million). At the same time, it provided better condition to adjust system overload and product mix, as well as providing a safer and stable system to operate.

On December 1, 2006, the Company has launched the construction of 600 Ton/Day “coal-stick” project. This is the starting point of utilizing raw coal for synthetic ammonia. Before this, the Company use lump-coal as feedstock of synthetic ammonia where fine-coal is underutilized. To reduce the high cost and enhance the raw coal utilization, after careful research, the Company takes this project as one of the most important project to reduce energy consumption in 2007. The Company decided to introduce matured domestic technology and equipment, and develop the coal-stick line with capacity of 600 Ton/Day. By the time it is finished, the Company can reduce RMB 40 (approximately $6) on urea per ton, and add annual value RMB 6 million (approximately $770,000).

On August 31, 2006, the Company has launched the construction of 3rd DME project with capacity of 100,000 Ton/Year. With total investment of RMB 80 million (approximately $10 million), this project will leverage advanced technique of a catalytic dehydration methanol process to produce DME. On its completion, it will add revenue of RMB 380 million (approximately $49 million) and net income of RMB 30 million (approximately $3.8 million), which will result in additional taxes of RMB 15 million (approximately $200,000). So far, the project is proceeding successfully and we expect to start production by the end of September 2007.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 7.   Financial Statements.

Reference is made to pages F-1 through F-23 comprising a portion of this annual report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).      Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During our fiscal year ended March 31, 2007, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.           Other Information.

Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

As of March 31, 2007, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Chen Si Qiang	44	Chairman of the Board, Chief Executive Officer
Mr. Chen has been the Chairman of the Board and the Chief Executive Officer of the Company since October 2006. Mr. Chen has been the Chairman of the Board of Directors of Jinding since 2003. From 2000 to present, he served as the Chairman of the Board of Directors of Xinyang Hongchang Channel Gas Engineering Company Limited. From 1999 to 2000, Mr. Chen served as the Chairman to Xinyang City Channel Gas Company.

Wang Gui Quan	39	Director, President
Mr. Wang has been the President and Director of the Company since October 2006. Mr. Wang has been a director of Jinding since 2003 and the General Manager and Secretary of Jinding since October 2003. From May 1998 to September 2003, Mr. Wang was the Factory Director and Vice Secretary of Xixian Chemical Fertilizer.

Zhou Dian Chang	42	Director
Mr. Zhou has been a Director of the Company since October 2006. Mr. Zhou has been the Chairman of the Board of Directors of Jinding since November 2004. From August 2004 to November 2004, he served as Deputy General Manager of the Xinyang Hongchang Group. From August 1997 to August 2004, Mr. Zhou served as the General Manager of the Henan Xinyang Real Estate Trading Center.

Mai Xiao Fu	45	Director
Mr. Mai was a Director of the Company from October 2006 to April 2007. Mr. Mai has been a director of Jinding since 2003. From June 2000 to 2003, he served as the General Manager of Jiyuang Huixing Coal Co., Ltd.

Chen Ran	35	Director
Mr. Chen has been a Director of the Company since October 2006. Mr. Chen has been a director of Jinding since 2006. From 1997 to present, he served as the Manager of the Engineering Department at Xinyang Hongchang Channel Gas Engineering Company Ltd.

Li Dong Lai	42	Vice President
Mr. Li has been the Vice President of the Company since October 2006. Mr. Li has been the Chief Financial Officer of Jinding since September 2003. From October 1999 to August 2003, he served as the Vice Finance to Controller of the Xinyang Tianti Mining Development Co., Ltd.

Wu Peng	42	Vice President
Mr. Wu has been the Vice President of the Company since October 2006. Mr. Wu has been the standing Deputy General Manager of Jinding since 1996. He has been involved in Jinding from 1990 since the Company’s days as the Luoshan Chemical Fertilizer Factory.

Wang Xiang Fu	41	Vice President	Mr. Wang has been the Vice President of the Company since October 2006. Mr. Wang has been the Deputy General Manager of Jinding since 1987.
David Tang (1)	40	Chief Financial Officer
Mr. Tang has been the Chief Financial Officer of the Company since October 2006. From 2004 to present, he served as the Chief Financial Consultant of Beijing HuanYa Investment Consulting Corp. From 2002 to 2004 he served as the Chief Financial Officer of the Rain Ball Group. From 2000 to 2002, Mr. Tang served as the Vice Finance Officer of the TCL Group.

Ben Wang (1)	34	Chief Financial Officer
Mr. Wang has been the Chief Financial Officer of the Company since April 2007. Most recently Mr. Wang was an equity research analyst at the Beijing offices of Brean Murray Carret Co., Ltd., a boutique institutional investment bank and research firm. Prior to that he did risk solutions consulting for Standard and Poor’s, and was a senior equity research analyst for Century Securities Co., Ltd.

(1)
David Tang was the Chief Financial Officer for the Company through the end of the fiscal year ended March 31, 2007. Mr. Tang resigned his position on April 1, 2007. Ben Wang was appointed as the new Chief Financial Officer of the Company by the Board of Directors on April 1, 2007.

Subsequent Events

On April 1, 2007, David Tang resigned his position as Chief Financial Officer of the Company and the Board of Directors of the Company appointed Ben Wang as the new Chief Financial Officer of the Company.

Mr. Ben Wang, age 34, earned his Ph. D. from the Department of Decisions, Risk & Operations Management at Columbia Business School in New York, NY in 2003. He was awarded an M.E. in Electrical Engineering from Tsinghua University in Beijing and a B.E. in Electronic Engineering from Chengdu’s University of Electronic Science & Technology of China. Most recently Mr. Wang was an equity research analyst at the Beijing offices of Brean Murray Carret Co., Ltd., a boutique institutional investment bank and research firm. Prior to that he did risk solutions consulting for Standard and Poor’s, and was a senior equity research analyst for Century Securities Co., Ltd.

Mr. Wang has entered into a five year standard employment contract as the Chief Financial Officer of the Company, which provides for base salary compensation of $50,000 per year. A copy of the employment agreement between the Company and Mr. Wang was included as Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 11, 2007 and is incorporated herein by reference.

In addition, on April 5, 2007, Xiaofu Mai and Ran Chen resigned from their positions as members of the Board of Directors of the Company. On April 9, 2007, the Board of Directors resolved that the Board shall be comprised of seven directors and Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao were elected to the Board of the Company by unanimous written consent of the Board, effective immediately.

Mr. Howard S. Barth is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University and has over 25 years of experience as a certified accountant. Until recently, he was chief executive officer and president with Yukon Gold Corporation, Inc., a public company which is dual-listed in the U.S. and Canadian markets. He is currently a director of Yukon Gold Corporation Inc. and has served on its audit committee. He is also a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited, a TSX-listed exploration company.

Mr. Yan Shi, age 43, is a registered CPA in the People’s Republic of China, a registered assets evaluator, registered coinage master and has worked for the past three years as the vice managing director of Henan Yili Accountancy. Prior to that he was the vice general manager of Henan Huajian Project Evaluation & Consulting Corp. and the director of the Auditing Department of Henan Huajian Accountancy.

Mr. Qi Lei, age 33, is an economist who has worked as the general manager of Henan Yuanneng Mining Investment Corp. for the past five years. Prior to that he was the general manager of Henan Xinyang Hongchang Pipeline Gas Co. Ltd. and the manager of Henan Xinyang Shihe Borough Pipeline Gas Corp.

Mr. Xiaokai Cao, age 38, is an economist who received an MBA from Hull University in the United Kingdom and has worked as the general manager of Henan Zhongantai Guarantee Corp. for the past two years. Prior to that he was the general manager of Shanghai Pulan Pawn Corp. as well as the general manager of its Consulting Department, the vice chairman of the Henan Pawn Industry Association, and the manager of Business Management Department of Henan Shihong Co. Ltd.

Committees of the Board of Directors

As of March 31, 2007, our Board of Directors did not have any standing committees.

On April 9, 2007, our Board of Directors approved and authorized the establishment of three new committees to facilitate and assist the Board of Directors in the execution of its responsibilities: the Audit Committee, the Compensation Committee and the Nominations/Corporate Governance Committee. In accordance with the listing standards of the Nasdaq Stock Market, all the committees are comprised solely of non-employee, independent Directors. Charters for each committee are available on the Company’s website at www.neworientalenergy.com. The charter of each committee is also available in print to any stockholder who requests it. The table below shows current membership for each of the standing committees of our Board of Directors.

Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Howard S. Barth (Chair)	Xiaogai Cao (Chair)	Qi Lei (Chair)
Yan Shi	Yan Shi	Xiaogai Cao
Xiaogai Cao	Qi Lei	Howard S. Barth

Audit Committee

The Audit Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the rules of the Nasdaq Stock Market (the “Nasdaq Rules”). Our Board of Directors has determined that all the members of the Audit Committee are financially literate pursuant to the Nasdaq Rules. Our Board of Directors also has determined that Mr. Barth is an Audit Committee Financial Expert within the meaning stipulated by the Securities and Exchange Commission. As the Audit Committee was only recently established subsequent to the fiscal year end on March 31, 2007, the members of the Audit Committee were not involved in the review and approval of this annual report on Form 10-KSB.

Corporate Governance Committee

The Corporate Governance Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the Nasdaq Rules.

Compensation Committee

The Compensation Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the Nasdaq Rules.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year dated March 31, 2007.

Item 10.  Executive Compensation.

Compensation Discussion and Analysis

General Philosophy

We compensate our senior management and key employees through a single way of base salary currently. However our compensation programs of a mix of base salary, bonus and equity compensation is under consideration and will be designed to impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

At the senior-most levels, we will design the incentive compensation to reward company-wide performance through tying awards primarily to earnings growth and stock appreciation. At lower levels, we will design the incentive compensation to reward the achievement of specific operational goals within areas under the control of the relevant employees, although company-wide performance is also a factor.

Base Salaries

We want to provide our senior management with level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments. For our chief executive officer, we concluded that a base salary of $22,500 was appropriate in this regard for fiscal year ending March 31, 2007. Similarly, we concluded that a base salary of $61,550 was appropriate for our chief financial officer for fiscal year ending March 31, 2007. These ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based upon our general experience. We performed a similar analysis with respect to other senior management. At the senior vice president level we have a significant level of competition for them. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Chen Si Qiang	2006	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
CEO	2005	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
	2004	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500

David Tang	2006	50,000	N/A	N/A	N/A	N/A	N/A	N/A	50,000
CFO	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Wang Gui	2006	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
Quan	2005	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
President	2004	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000

Zhou Dian	2006	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
Chang	2005	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
	2004	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750

Mai Xiao Fu	2006	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
	2005	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
	2004	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000

Chen Ran	2006	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2005	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2004	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000

Li Dong Lai	2006	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Vice President	2005	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2004	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000

Wu Peng	2006	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Vice President	2005	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2004	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000

Wang Xiang	2006	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Fu	2005	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Vice President	2004	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000

As of as of March 31, 2007, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did the Company have any “Post-Employment Payments” to report.

There was no officer whose salary and bonus for the period exceeded $100,000. The amounts listed in the table above were paid by Jinding, the wholly owned subsidiary of our wholly owned subsidiary KHL.

While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our Board of Directors. We expect to pay substantially similar compensation to our executives in the future.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

Compensation of Directors

The Company does not pay compensation to its directors. All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director’s and/or committee meetings. The Company may establish other compensation plans (e.g. options, cash for attending meetings, etc.) in the future.

Employment Agreements

Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. Mr. Wang shall serve as the Company’s Deputy General Manager for a period of five (5) years until April 30, 2011.

Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. Mr. Li shall serve as the Company’s Deputy General Manager for a period of five (5) years until September 30, 2008.

Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. Mr. Wu shall serve as the Company’s Deputy General Manager for a period of five (5) years until April 30, 2011.

Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang. Mr. Wang shall serve as the Company’s Chief Financial Officer for a period of five (5) years until March 31, 2012.

Benefit Plans

The Company’s employees enjoy the rights and benefits of the Company’s official benefit plan. The Company pays for our employees’ pension, unemployment insurance, medical insurance and work injury insurance. The Company also maintains a reserve fund for any medical emergency necessities.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 21, 2007 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Auto Chance International Limited	7,500,000	59.34%
Common	Chen Si Qiang (5)	4,772,250	(11)
Common	Wang Gui Quan (6)	675,000	(11)
Common	Zhou Dian Chang (7)	375,000	(11)
Common	Mai Xiao Fu (8)	1,125,000	(11)
Common	Yang Hong Tao (9)	276,375	(11)
Common	Yu Zhi Yang (10)	276,385	(11)
_________________
(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 21, 2007, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(3)
Under applicable rules promulgated by the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on June 21, 2007 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(5)
Through his position as a stockholder in Auto Chance International Limited, Chen Si Qiang has the power to dispose of or direct the disposition of the 4,772,250 shares of Common Stock he owns in Auto Chance International Limited. As a result, Chen Si Qiang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Chen Si Qiang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(6)
Through his position as a stockholder in Auto Chance International Limited, Wang Gui Quan has the power to dispose of or direct the disposition of the 675,000 shares of Common Stock he owns in Auto Chance International Limited. As a result, Wang Gui Quan may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Wang Gui Quan disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(7)
Through his position as a stockholder in Auto Chance International Limited, Zhou Dian Chang has the power to dispose of or direct the disposition of the 375,000 shares of Common Stock he owns in Auto Chance International Limited. As a result, Zhou Dian Chang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Zhou Dian Chang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(8)
Through his position as a stockholder in Auto Chance International Limited, Mai Xiao Fu has the power to dispose of or direct the disposition of the 1,125,000 shares of Common Stock he owns in Auto Chance International Limited. As a result, Mai Xiao Fu may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Mai Xiao Fu disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(9)
Through his position as a stockholder in Auto Chance International Limited, Yang Hong Tao has the power to dispose of or direct the disposition of the 276,375 shares of Common Stock he owns in Auto Chance International Limited. As a result, Yang Hong Tao may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Yang Hong Tao disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(10)
Through his position as a stockholder in Auto Chance International Limited, Yu Zhi Yang has the power to dispose of or direct the disposition of the 276,375 shares of Common Stock he owns in Auto Chance International Limited. As a result, Yu Zhi Yang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Yu Zhi Yang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(11)	Represents each individual’s ownership of the 7,500,000 shares of Auto Chance International Limited.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 21, 2007 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Chen Si Qiang (5)	4,772,250	(10)
Common	Ben Wang	-0-	-0-
Common	Wang Gui Quan (6)	675,000	(10)
Common	Zhou Dian Chang (7)	375,000	(10)
Common	Yang Hong Tao (8)	276,375	(10)
Common	Yu Zhi Yang (9)	276,385	(10)
Common	Chen Ran	-0-	-0-
Common	Li Dong Lai	-0-	-0-
Common	Wu Peng	-0-	-0-
Common	Wang Xiang Fu	-0-	-0-
Common	All Directors and Officers as a Group (10 persons)	7,500,000	59.34%
_________________
(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 21, 2007, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(3)
Under applicable rules promulgated by the U. S. Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on June 21, 2007 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(5)
Through his position as a stockholder in Auto Chance International Limited, Chen Si Qiang has the power to dispose of or direct the disposition of the 4,772,250 shares of Common Stock he owns in Auto Chance International Limited. As a result, Chen Si Qiang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Chen Si Qiang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(6)
Through his position as a stockholder in Auto Chance International Limited, Wang Gui Quan has the power to dispose of or direct the disposition of the 675,000 shares of Common Stock he owns in Auto Chance International Limited. As a result, Wang Gui Quan may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Wang Gui Quan disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(7)
Through his position as a stockholder in Auto Chance International Limited, Zhou Dian Chang has the power to dispose of or direct the disposition of the 375,000 shares of Common Stock he owns in Auto Chance International Limited. As a result, Zhou Dian Chang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Zhou Dian Chang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(8)
Through his position as a stockholder in Auto Chance International Limited, Yang Hong Tao has the power to dispose of or direct the disposition of the 276,375 shares of Common Stock he owns in Auto Chance International Limited. As a result, Yang Hong Tao may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Yang Hong Tao disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(9)
Through his position as a stockholder in Auto Chance International Limited, Yu Zhi Yang has the power to dispose of or direct the disposition of the 276,375 shares of Common Stock he owns in Auto Chance International Limited. As a result, Yu Zhi Yang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Yu Zhi Yang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(10)	Represents each individual’s ownership of the 7,500,000 shares of Auto Chance International Limited.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended March 31, 2007, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

1. Xinyang Hong Chang Pipeline Gas Co. Ltd. (“Xinyang”), one of Jinding’s original shareholders, is a company controlled by the Chairman of the board and Chief executive officer of the Company. Xinyang loaned $1,163,663 (includes outstanding principal as of March 31, 2007) to the Company. The loan was made to the Company and does not accrue any interest nor does it have a maturity date. The Company plans to repay the loan in full in the near future.

2. Xinyang also loaned the Company $2,585,917 which had interest at 7.74% per annum and was due on May 15, 2007, which has been subsequently settled.

3. Long Triumph Investment Limited, a shareholder of the Company, loaned $162,209 (includes outstanding principal as of March 31, 2007) to the Company. The amount represents advances and is unsecured, interest free, and has no fixed repayment terms.

4. Chen Siqiang, the Chairman of the Board and Chief Executive Officer of the Company, loaned $129,296 (includes outstanding principal and interest as of March 31, 2007) to the Company. The amount is unsecured, has interest rate of 7.2% per annum and is due on July 23, 2007.

5. As is customary with companies in China, the Company requires its employees to pay the Company a one-time security deposit of RMB 1000-2000 (depending on the title and position of the employee) as part of the employees’ term of employment. At the time an employee leaves the Company, assuming proper notice to the Company was given in accordance with his/her labor contract with the Company, this security deposit is returned to such employees.

6. Given that the Company’s sales are throughout China, at any time an employee travels on behalf of the Company, the Company provides such employee with a cash advance to cover his/her anticipated travel costs and expenses.

Director Independence

Messrs. Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to the rules of the Nasdaq Rules and the Securities and Exchange Commission. All of the members of members of our Board of Directors Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the rules of the Nasdaq Rules and the Securities and Exchange Commission.

Item 13.  Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

10.1	Loan Contract (Short Term), dated March 31, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Bank of China, Luoshan Sub-branch. (2)

10.2	RMB Currency Loan Contract, dated January 5, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.3	RMB Currency Loan Contract, dated March 1, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.4	Short-Term Note issued to China Construction Bank, due January 5, 2007, in the amount of RMB 6 million (approximately $750,000). (2)

10.5	Short-Term Note issued to China Construction Bank, due March 1, 2007, in the amount of RMB 4 million (approximately $500,000). (2)

10.6	Loan Extension Agreement, dated February 17, 2006, by and between Xinyang Hongchang Channel Gas Engineering Co., Ltd. and Luoshan Jinding Chemical Co., Ltd. (2)

10.7	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

*10.8	Technology Transfer Agreement, dated July 18, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Sichuan Tianyi Science and Technologies Co., Ltd. (2)

*10.9	Contract from Technology Transfer, dated June 30, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (2)

*10.10	Technology Development Contract, dated September 1, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and Tsinghua University (Department of Chemical Engineering). (2)

*10.11	Contract on Technology Transfer, dated December 2, 2004, by and between Luoshan Jinding Chemical Co., Ltd. and TianYi Science and Technology Company Limited.(2)

*10.12	Engineering Service Contract, dated October 30, 2005, by and between Henan Xinyang Hongchang Pipeline and Gas Company and Hunan Chemical and Pharmaceutical Design Institute. (2)

*10.13
Agreement on Cooperative Experimentation and Development of the Oil Crop Cyperus Esculentus as New Energy, dated May 8, 2006, by and between the Institute of Oil Crops Resea4ch Chinese Academy of Agriculture Sciences and Xinyyang Hongdrang Channel Engineering Co., Ltd. (2)

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

10.19	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

_________________
* Confidentiality treatment requested for certain portions of these agreements.
(1)  Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.

(4)  Filed herewith.

Item 14.  Principal Accounting Fees and Services.

The firm of Weinberg & Company, P.A. acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended March 31, 2007, the fees for our principal accountant were $276,493, which was composed of $27,576 for quarterly reviews, $117,000 for the preparation of this annual report on Form 10-KSB, and $131,917 for the audit of the financial statements filed with the current report on Form 8-K filed with the SEC on October 13, 2006.

Audit Related Fees

During the fiscal year ended March 31, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended March 31, 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal year ended March 31, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As of March 31, 2007, our Board of Directors had not established an audit committee. The Audit Committee was established subsequent to the fiscal year end on December 31, 2006, but the Audit Committee has not held a meeting since its establishment and the members of the Audit Committee were not involved in the review and approval of this annual report on Form 10-KSB. As of March 31, 2007 our equity securities were not listed on an exchange or automated quotation system that required the Company to appoint an audit committee.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
MARCH 31, 2007 AND 2006

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
-
CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND 2006

PAGE	F - 3	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGE	F - 4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGE	F - 5-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGE	F - 7-23	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
New Oriental Energy & Chemical Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Oriental Energy & Chemical Corp. (formerly Sports Sources, Inc.) and subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Oriental Energy & Chemical Corp. and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
June 21, 2007

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$2,655,143	$3,281,761
Restricted cash	5,430,426	2,120,494
Notes receivable	1,395,858	10,099
Inventories, net	3,794,220	1,078,592
Prepayments for goods	383,639	835,712
Taxes receivable	155,863	-
Due from employees	113,275	49,021
Other assets	204,508	34,586
Total current assets	14,132,932	7,410,265

Plant and equipment, net	11,657,546	9,527,685
Land use rights, net	1,550,676	580,597
Construction in progress	5,208,277	3,154,836
Deposits	267,757	1,172,321
Notes receivable	-	1,247,349
Deferred taxes	646,331	369,450
Other long-term assets	39,745	-

TOTAL ASSETS	$33,503,264	$23,462,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,259,961	$2,627,224
Other payables and accrued liabilities	416,672	440,937
Short term debt	7,356,933	6,677,210
Notes payable - current portion	572,781	453,788
Customer deposits	5,385,425	1,860,459
Payable to contractors	96,861	-
Due to related parties	4,041,583	1,139,129
Taxes payable	30,000	59,110
Total current liabilities	20,160,216	13,257,857

LONG-TERM LIABILITIES
Notes payable - non-current	-	572,781
Deferred taxes	1,619,110	1,243,751
Due to employees	115,816	90,856
Total long-term liabilities	1,734,926	1,907,388

TOTAL LIABILITIES	21,895,142	15,165,245

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 and 7,500,000 shares issued and outstanding as of March 31, 2007 and 2006, respectively	12,640	7,500
Additional paid-in capital	4,573,205	4,583,591
Retained earnings (restricted portion was $440,182 and $293,558 as of March 31, 2007 and 2006, respectively)	6,563,558	3,545,887
Accumulated other comprehensive income	458,719	160,280

Total Shareholders’ Equity	11,608,122	8,297,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,503,264	$23,462,503

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

REVENUES	$38,997,412	$30,763,619

COST OF GOODS SOLD	33,352,455	26,583,680

GROSS PROFIT	5,644,957	4,179,939

Selling and distribution	668,247	300,383

General and administrative	1,257,047	642,705

INCOME FROM OPERATIONS	3,719,663	3,236,851

OTHER INCOME (EXPENSES)

Interest expense, net	(238,150)	(139,476)

Government grants	372,290	392,888

Other expenses, net	(19,159)	(26,392)

INCOME BEFORE INCOME TAXES	3,834,644	3,463,871

INCOME TAXES	816,973	716,287

NET INCOME	3,017,671	2,747,584

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	445,431	238,854
Unrealized gain on marketable securities	-	105
OTHER COMPREHENSIVE INCOME BEFORE TAX	445,431	238,959

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	146,992	78,856

OTHER COMPREHENSIVE INCOME, NET	298,439	160,103

COMPREHENSIVE INCOME	$3,316,110	$2,907,687

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,922,137	7,500,000

NET INCOME PER SHARE, BASIC AND DILUTED	$0.30	$0.37

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

					Accumulated
			Additional		Other
	Common stock		Paid-in	Retained	Comprehensive
	Shares	Par value	Capital	Earnings	Income	Total

BALANCE AT MARCH 31, 2005	7,500,000	$7,500	$4,583,591	$2,029,016	$177	$6,620,284

Dividend declared and paid	-	-	-	(1,230,713)	-	(1,230,713)

Unrealized gain on marketable securities	-	-	-	-	105	105

Foreign currency translation gain, net of tax	-	-	-	-	159,998	159,998

Net income	-	-	-	2,747,584	-	2,747,584

BALANCE AT MARCH 31, 2006	7,500,000	$7,500	$4,583,591	$3,545,887	$160,280	$8,297,258

Recapitalization	5,140,000	5,140	(10,386)	-	-	(5,246)

Foreign currency translation gain, net of tax	-	-	-	-	298,439	298,439

Net income	-	-	-	3,017,671	-	3,017,671

BALANCE AT MARCH 31, 2007	12,640,000	$12,640	$4,573,205	$6,563,558	$458,719	$11,608,122

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,017,671	$2,747,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,632,125	1,105,345
Deferred taxes	(48,677)	351,752

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(2,715,628)	1,407,405
Prepayment for goods	452,074	327,035
Other assets	(180,889)	(11,065)
Taxes receivable	(155,863)	-

Increase (Decrease) In:
Accounts payable	(381,363)	1,404,454
Other payables and accrued liabilities	(24,265)	(104,889)
Customer deposits	3,524,965	(1,087,304)
Taxes payable	(29,110)	(72,478)
Net cash provided by operating activities	5,091,040	6,067,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(3,309,932)	(428,958)
Purchases of plant and equipment	(1,539,157)	(555,509)
Deposit for land use rights	(236,817)	(539,259)
Deposit for equipment	-	(210,178)
Purchases of land use right	-	(57,221)
(Issuance) repayment of notes receivable	(92,801)	340,329
Purchases of construction in progress	(3,509,837)	(5,282,352)
Due from employees	(64,254)	(49,021)
Advance from sales of marketable securities	12,580	(12,475)
Advance of other long-term assets	(40,025)	-
Net cash used in investing activities	(8,780,243)	(6,794,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	10,395,387	4,399,242
Repayments of short-term debt	(10,451,139)	(1,812,360)
Advances from director	129,296	-
Advances from related parties	2,789,418	325,176
Dividends paid	-	(1,230,713)
Due to employees	5,377	19,364
Cash proceeds from reverse merger	7,241	-
Net cash provided by financing activities	2,875,580	1,700,709

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(813,623)	973,904

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Effect of exchange rate changes on cash	187,005	238,854
Cash and cash equivalents at beginning of year	3,281,761	2,069,003

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,655,143	$3,281,761

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$998,994	$467,227
Interest paid	$218,265	$139,476

SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2007 and 2006, $1,886,478 and $5,169,022 was transferred from construction in progress to plant and equipment, respectively.

During 2007 and 2006, $997,324 and $0 was transferred from deposits to land use rights, respectively.

During 2007, $217,864 and $0 was transferred from deposits to construction in progress, respectively.

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (Formerly Sports Sources, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders. The Company issued 7,500,000 shares representing 59.34% of total common stock in exchange of 100% of KHL common stock at the completion of the transaction. Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the share exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly−owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”. The acquisition has been accounted for as the recapitalization of Jinding.

The principal activities of the Company are the manufacture and distribution of fertilizer and chemical products. The products are distributed to China markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) ( 100% subsidiary of KHL)

(iii)	Henan Luoshan Jinding LPG Co., Ltd., (“Luoshan”) (100% subsidiary of Jinding)

All significant inter-company accounts and transactions have been eliminated in consolidation.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations

The Company has three and four major customers for the years ended March 31, 2007 and 2006, respectively who accounted for the following percentage of total sales and total customer deposit in 2007 and 2006:

Major Customers	Sales		Customer deposit
	2007	2006	2007	2006

Company A	16%	15%	62%	16%
Company B	8%	7%	3%	8%
Company C	6%	12%	8%	14%
Company D	6%	6%	0%	1%
Company E	5%	3%	0%	0%

The Company has two major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposit in 2007 and 2006:

Major Suppliers	Purchases		Accounts payable /Deposit
	2007	2006	2007	2006

Company F	16%	15%	8%	0%
Company G	8%	7%	5%	18%

The sole market of the Company is the PRC for the years ended December 31, 2007 and 2006.

(c) Economic and Political Risks

The Company's operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivables, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(f) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Restricted cash represents time deposits on account to secure short-term debt. See Note 9. These balances are subject to withdrawal restrictions and totaled $5,430,426 as of March 31, 2007.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of raw materials is determined on the basis of weighted average. Finished goods costs are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

As of March 31, 2007 and 2006, the Company has no reserve against inventories.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Customer Deposits

Customer deposits consist of amounts paid to the Company in advance for the sale of products in the PRC. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the goods are delivered.

(i) Prepayments for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchasing raw materials.

(j) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Buildings	40 years
Machinery	10 years
Motor vehicles	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k) Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and prepayments. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(l) Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

(m) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There was no impairment for the years ended March 31, 2007 and 2006.

(n) Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectibility is reasonably assured.

(o) Government Grants

Government Grants represented grants received from the PRC Government for assisting the Company’s environment protection. The amount is recognized when the proceeds are received or collectible.

During 2007 and 2006, $372,290 and $392,888 was received from the PRC Government for assisting the Company’s environment protection, respectively.

(p) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $115,522 and $200,656 were charged to operations for the years ended March 31, 2007 and 2006, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

(q) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2007	2006
Year end RMB: $ exchange rate	7.7342	8.0170
Average yearly RMB: $ exchange rate	7.8756	8.1468

(r) Income Taxes

The Company accounts for income tax using the asset and liability approach.  Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(s) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to recognize under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of comprehensive income are the foreign currency translation adjustment and the unrealized gain on marketable securities.

(t) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Carbonate Hydrogen Ammonia, Liquefied Ammonia and Ammonia Water.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether and Liquefied Petroleum Gas.

The Company believes it is not feasible to separately identify the assets and operating expenses of each segment because of the similarities shared by each in the manufacturing process. Both segments share the same coal-to-gas primary system, and also share the same manufacturing sub-systems and cycles. Therefore, the following represents the revenue, cost of goods sold and gross profit by each product within each segment:

Fuel Segment:

For the Year Ending March 31, 2007
	DME	Methanol	LPG	Segment Total
Revenues	4,857,861	7,337,211	700,468	12,895,540
COGS	3,799,896	5,737,862	663,951	10,201,709
Gross profit	1,057,965	1,599,349	36,517	2,693,831
For the Year Ending March 31, 2006
	DME	Methanol	LPG	Segment Total
Revenues	595,813	5,307,862	0	5,903,675
COGS	300,621	5,080,394	0	5,381,015
Gross profit	295,192	227,468	0	522,660

Fertilizer Segment:

For the Year Ending March 31, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	21,999,472	2,086,058	1,858,936	157,406	26,101,872
COGS	19,019,786	2,154,549	1,834,531	141,880	23,150,746
Gross profit	2,979,686	(68,491)	24,405	15,526	2,951,126
For the Year Ending March 31, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	23,051,409	1,581,223	227,312	0	24,859,944
COGS	19,704,383	1,311,878	186,404	0	21,202,665
Gross profit	3,347,026	269,345	40,908	0	3,657,279

(u) New Accounting Pronouncements

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

In September 2006, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

3. NOTES RECEIVABLE

Notes receivable at March 31, 2007 and 2006 consist of the following:

	2007	2006
Bank acceptance notes:

Due April 27, 2007 (subsequently settled)	$102,901	$-
Due April 27, 2006 (subsequently settled)	-	10,099
Total current notes receivable	$102,901	$10,099

Notes receivable from unrelated companies:

Due December 29, 2007	1,292,957	1,247,349
Total	$1,292,957	$1,247,349

Notes receivable from unrelated companies are interest-free and unsecured.

4.  INVENTORIES

Inventories at March 31, 2007 and 2006 consist of the following:

	2007	2006

Finished goods	$2,634,277	$300,562
Raw materials	561,995	606,217
Packing materials	597,948	171,813
Total inventories	$3,794,220	$1,078,592

5. RELATED PARTY TRANSACTIONS

(I) Due to Related Parties

	2007	2006
Current:
Xinyang Hong Chang Pipeline Gas Co,. Ltd.	3,749,580	1,122,614
Long Triumph Investments Limited	162,209	--
Chen Siqiang	129,296	--
Due to employees	498	16,515
	$4,041,583	$1,139,129

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and Chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The

5. RELATED PARTY TRANSACTIONS (CONTINUED)

amount is unsecured. Included in the $3,749,580 is $2,585,917 which has interest at 7.74% per annum and was due on May 15, 2007, which has been subsequently settled. The balance of $1,163,663 is interest free and has no fixed repayment terms.

(b)
Long Triumph Investment Limited is a shareholder of the Company. The amount represents advances from Long Triumph Investment Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)	Chen Siqiang is the Chairman of the board and Chief executive officer of the Company. The amount is unsecured, has interest rate of 7.2% per annum and is due on July 23, 2007.

(d)	The amount due to employees is unsecured, interest free, and has no fixed repayment terms.

(II)	Due from Employees

	2007	2006

Current	$113,275	$49,021
Total amount due from employees	$113,275	$49,021

The amounts are unsecured, interest free, and have no fixed repayment terms.

(III)	Due to Employees

	2007	2006

Long-term	115,816	90,856
Total amount due from employees	$115,816	$90,856

The amounts are unsecured, interest free, and have no fixed repayment terms.

6.  OTHER ASSETS

Other assets at March 31, 2007 and 2006 consist of the following:
	2007	2006

Other receivables	$1,131	$5,264
Prepaid expenses	203,377	16,742
Marketable securities	-	12,580
Total other assets	204,508	34,586

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31:

	2007	2006
At cost:
Buildings	$1,452,379	$1,320,844
Machinery	13,737,425	10,223,222
Motor vehicles	295,231	165,601
Office equipment	109,900	60,210
	15,594,935	11,769,877
Less: Accumulated depreciation
Buildings	219,170	145,435
Machinery	3,584,558	2,018,376
Motor vehicles	97,162	61,199
Office equipment	36,499	17,182
	3,937,389	2,242,192
Plant and equipment, net	$11,657,546	$9,527,685

The depreciation expense for 2007 and 2006 is $1,584,246 and $1,093,415, respectively.

The property certificates of buildings owned by Luoshan are still in the registration process. See Note 11.

8. LAND USE RIGHTS

	2007	2006

Cost	$1,628,677	$609,083
Less: Accumulated amortization	78,001	28,486
Land use rights, net	$1,550,676	$580,597

Amortization expense for the years ended March 31, 2007 and 2006 is $47,879 and $11,930, respectively.

The net book value of $1,550,676 and $580,597 of the land use rights are pledged as collateral for the short-term bank loans at March 31, 2007 and 2006, respectively. See Note 10.

The property certificates of the land use rights are owned by Luoshan and are still in the registration process. See Note 11.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

9. CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2007 and 2006 consist of the following:

	2007	2006
Machinery	$1,823,426	$1,654,672
Plant	3,383,946	1,393,266
Other	905	106,898
	$5,208,277	$3,154,836

10.  SHORT-TERM DEBT

Short-term debt as of March 31, 2007 and 2006 consists of the following:

	2007	2006
Rural Credit Cooperatives, Due July 24, 2007, interest rate at 11.16% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd	$504,254	$-

Bank of China Luoshan Branch, Due March.31,2007, interest rate at 5.58% per annum, collateralized by a land use right. (Subsequently repaid in April 2007)	1,292,958	-

Loans from China Construction Bank Luoshan Branch, due January 05, 2007 monthly interest only payments at 5.12%, guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd and collateralized by a land use right.	-	748,410

Loans from China Construction Bank Luoshan Branch, due March 01, 2007 monthly interest only payments at 5.12%. guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd and collateralized by land use rights.	-	498,940

Loans from China Construction Bank Luoshan Branch, due January 19, 2006 monthly interest only payments at 6.00%.	-	374,205

Loans from Rural Credit Cooperatives, due September 27, 2006 monthly interest only payments at 7.98%.	-	498,940

Loan from Bank of China Luoshan Branch, due March 31, 2007 monthly interest only payments at 4.65% per annum, guaranteed by Zhou Dianchang and Wang Guiquan and collateralized by a land use right.	-	1,247,349

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

Notes payable to unrelated companies:
Due April 11, 2007 (subsequently repaid on its due date)	$374,958	$-
Due April 24, 2007 (subsequently repaid on its due date)	336,169	-
Due May 1, 2007 (subsequently repaid on its due date)	258,592	-
Due May 7, 2007 (subsequently repaid on its due date)	387,888	-
Due May 17, 2007 (subsequently repaid on its due date)	193,943	-
Due May 20 2007 (subsequently repaid on its due date)	387,888	-
Due May 23, 2007 (subsequently repaid on its due date)	387,888	-
Due June 6, 2007 (subsequently repaid on its due date)	387,888	-
Due June 19, 2007 (subsequently repaid on its due date)	387,888	-
Due June 27, 2007 (subsequently repaid on its due date)	258,591	-
Due July 5, 2007	129,295	-
Due July 23, 2007	646,478	-
Due August 5, 2007	387,888	-
Due August 13, 2007	387,888	-
Due September 13, 2007	387,888	-
Due September 26, 2007	258,591	-
Due April 9, 2006 (subsequently repaid on its due date)	-	124,746
Due April 18, 2006 (subsequently repaid on its due date)	-	249,469
Due May 2, 2006 (subsequently repaid on its due date)	-	249,469
Due May 23, 2006 (subsequently repaid on its due date)	-	124,734
Due June 6, 2006 (subsequently repaid on its due date)	-	187,101
Due June 9, 2006 (subsequently repaid on its due date)	-	124,734
Due July 5, 2006 (subsequently repaid on its due date)	-	374,204
Due July 20, 2006 (subsequently repaid on its due date)	-	249,469
Due August 10, 2006 (subsequently repaid on its due date)	-	249,469
Due August 23, 2006 (subsequently repaid on its due date)	-	498,937
Due September 6, 2006 (subsequently repaid on its due date)	-	249,469
Due September 21, 2006 (subsequently repaid on its due date)	-	498,939
Due July 23, 2006 (subsequently repaid on its due date)	-	128,626
	$7,356,933	$6,677,210

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

Interest expense for 2007 and 2006 was $300,468 and $162,453, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $2,730 and $1,590 in 2007 and 2006, respectively.

Restricted cash of $5,430,426 and $ 2,120,494 is collateralized for the notes payable at March 31, 2007 and 2006, respectively.

11. NOTES PAYABLE

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, at a price of $4,633,601.The Company paid $453,788 and $223,960 during 2007 and 2006, and the remaining balance at March 31, 2007 and 2006 is $572,781 and $1,026,569, respectively. The notes are due on July 30, 2007 and are interest free.

12. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33%.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

12. INCOME TAXES (CONTINUED)

Income tax expense for the years ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current:
CIT	$815,757	$384,268
Deferred:
CIT	$1,216	$332,019

Income tax expense	$816,973	$716,287

The Company’s income tax expense differs from the “expected” tax expense for the years ended March 31, 2007 and 2006 (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

	2007	2006

Computed “expected” expense	$1,301,428	$1,247,714
Permanent differences	(484,455)	(531,427)

Income tax expense	$816,973	$716,287

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Non-current portion:
Cost of sales	$603,158	$341,776
Payroll	7,096	9,978
Other expense	36,077	17,696
Total deferred tax assets	646,331	369,450

Deferred tax liabilities:
Non-current portion:
Depreciation	495,756	461,114
Amortization	30,910	18,669
Welfare	54,758	-
Cost of sales	776,372	591,761
Government grant	42,668	41,163
Other income	218,646	131,044
Total deferred tax liabilities	1,619,110	1,243,751

Net deferred tax liabilities	$(972,779)	$(874,301)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

12. INCOME TAXES (CONTINUED)

(b) Value Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. For the Company, VAT of finished goods “Ammonium bicarbonate” is levied at 0%, and finished goods “Caramide” and raw material “coal” is levied at 13%; since July 2005, sales of Caramide is free of VAT. The Company is required to remit the VAT collected to the tax authority, but may deduct therefrom the VAT paid on eligible purchases.

13. SHAREHOLDERS’ EQUITY

On October 11, 2006, a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders. The Company issued 7,500,000 shares representing 59.34% of total common stock in exchange of 100% of KHL common stock at the completion of the transaction. Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL. As of March 31, 2007, 30,000,000 shares of common stock are authorized, 12,640,000 shares are issued and outstanding.

In 2007 and 2006, the subsidiaries of the Company in China transferred 10% and 15% of its PRC profit after taxation to the surplus reserve fund in the amount of $146,624 and $117,115, respectively. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $440,182 and $293,558 are restricted as of March 31, 2007 and 2006, respectively.

14. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The Company recorded an adjustment in the fourth quarter of the fiscal year ended March 31, 2007 to its Cost of Goods Sold of $798,251 to correct an understatement of Cost of Goods Sold due to a discrepancy between the recorded inventories of lump-coal and dust-coal arising from the accounting for purchases of lump-coal containing approximately 12% of dust-coal as 100% lump-coal.

The Company recorded an adjustment in the fourth quarter of the fiscal year ended March 31, 2007 to its Cost of Goods Sold of $982,491 to correct an understatement of Cost of Goods Sold due to an increase in the valuation in the unit price of coal for the period.

The Company recorded an adjustment in the fourth quarter of the fiscal year ended March 31, 2007 to its Inventory of $361,042 to correct for an overstatement of shrinkage in the Company’s inventory of coal.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

14. FOURTH QUARTER ADJUSTMENTS (UNAUDITED) (CONTINUED)

The Company recorded an adjustment in the fourth quarter of the fiscal year ended March 31, 2007 which increased Government Grants included in Other Income in the accompanying consolidated statements of income and comprehensive income by $372,289 to reflect the treatment of government grants received by the Company under accounting principles generally accepted in the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer

DATED: July 16, 2007
____________________

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Chen Si Qiang as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the U. S. Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Si Qiang
Chen Si Qiang	Chief Executive Officer (Principal Executive Officer) and Director	July 16, 2007

/s/ Ben Wang
BenWang	Chief Financial Officer (Principal Accounting Officer)	July 16, 2007

/s/ Wang Gui Quan
Wang Gui Quan	President and Director	July 16, 2007

/s/ Zhou Dian Chang
Zhou Dian Chang	Director	July 16, 2007

/s/ Yan Shi
Yan Shi	Director	July 16, 2007

/s/ Qi Lei
Qi Lei	Director	July 16, 2007

/s/ Xiaokai Cao
Xiaokai Cao	Director	July 16, 2007

/s/ Howard S. Barth
Howard S. Barth	Director	July 16, 2007

S-2