Form 10QSB
period 2007-06-30
New Oriental Energy & Chemical Corp.
filed 2007-08-15
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,640,000 shares of Common Stock, $0.001 par value, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (check One): Yes ☐ No ☑

NEW ORIENTAL ENERGY CORP., INC.

INDEX

PART I. FINANCIAL INFORMATION

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,281,435	$2,616,149
Restricted cash	6,119,099	5,430,426
Notes receivable	1,339,374	1,395,858
Inventories	2,418,344	3,786,130
Prepayments for goods	981,775	383,639
Taxes receivable	-	155,863
Due from employees	72,800	113,275
Other assets	287,176	204,508
Current assets of discontinued operation	55,356	47,084
Total current assets	14,555,359	14,132,932

Plant and equipment, net	13,436,640	11,571,652
Land use rights, net	1,521,297	1,510,695
Construction in progress	4,374,297	5,208,277
Deposits	1,046,049	267,757
Deferred taxes	287,734	646,331
Other long-term assets	40,194	39,745
Other assets of discontinued operation	125,398	125,875

TOTAL ASSETS	$35,386,968	$33,503,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,935,905	$2,259,834
Other payables and accrued liabilities	509,423	409,025
Short term debt	11,030,136	7,356,933
Notes payable - current portion	581,708	572,781
Customer deposits	1,297,768	5,385,425
Payable to contractors	86,606	96,861
Due to related parties	4,259,603	4,041,583
Taxes payable	476,093	25,063
Current liabilities of discontinued operation	12,759	12,711
Total current liabilities	21,190,001	20,160,216

LONG-TERM LIABILITIES
Deferred taxes	1,217,916	1,619,110
Due to employees	119,171	115,816
Total long-term liabilities	1,337,087	1,734,926

TOTAL LIABILITIES	22,527,088	21,895,142

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of June 30, 2007 and March 31, 2007	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $440,182 as of June 30, 2007 and March 31, 2007)	7,586,456	6,563,558
Accumulated other comprehensive income	687,579	458,719

Total Shareholders’ Equity	12,859,880	11,608,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,386,968	$33,503,264

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND
COMPREHNENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

REVENUES	$14,727,290	9,208,377

COST OF GOODS SOLD	(12,118,023)	(7,542,175)

GROSS PROFIT	2,609,267	1,666,202

Research and development	51,662	198

Selling and distribution	435,049	236,497

General and administrative	428,226	218,118

INCOME FROM OPERATIONS	1,694,330	1,211,389

OTHER INCOME (EXPENSES)

Interest expense, net	(99,834)	(67,402)

Other income (expenses), net	10,456	(19,681)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,604,952	1,124,306

INCOME TAXES	583,815	380,573

INCOME FROM CONTINUING OPERATIONS	1,021,137	743,733

DISCONTINUED OPERATION

Income (loss) from discontinued operation (net of income tax $396 and $0, respectively)	1,761	(5,080)

NET INCOME	1,022,898	738,653

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	341,582	23,407
Unrealized gain on marketable securities	-	2,482
OTHER COMPREHENSIVE INCOME BEFORE TAX	341,582	25,889

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) AND
COMPREHNENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	112,722	8,543

OTHER COMPREHENSIVE INCOME, NET	228,860	17,346

COMPREHENSIVE INCOME	$1,251,758	$755,999

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	7,500,000

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.08	$0.10

INCOME (LOSS) PER SHARE FROM INCOME (LOSS) FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$0.00	$(0.00)

NET INCOME PER SHARE, BASIC AND DILUTED	$0.08	0.10

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,022,898	$738,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455,958	357,550
Deferred taxes	(155,320)	(26,777)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	1,367,786	(3,410,767)
Prepayment for goods	(598,137)	(981,894)
Other assets	(82,667)	(12,854)
Discontinued operation	(8,272)	(8,632)

Increase (Decrease) In:
Accounts payable	676,071	3,222,103
Other payables and accrued liabilities	100,398	79,365
Customer deposits	(4,087,656)	(158,840)
Taxes payable	606,892	348,030
Discontinued operation	49	34,385
Net cash provided by (used in) operating activities	(702,000)	180,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(688,673)	(318,347)
Purchases of plant and equipment	(30,311)	(312,407)
Deposit for land use rights	(805,541)	(5,128)
Repayment (issuance) of notes receivable	56,485	(64,029)
Purchases of construction in progress	(1,164,383)	(148,718)
Due from employees	40,475	(132)
Net cash used in investing activities	(2,591,948)	(848,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	8,285,733	1,562,178
Repayments of short-term debt	(4,727,201)	(2,151,183)
Advances from related parties	216,258	-
Due to employees	1,295	3,883
Discontinued operation	-	65,561
Net cash provided by (used in) financing activities	3,776,085	(519,561)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	482,137	(1,188,000)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

Effect of exchange rate changes on cash	183,149	23,374
Cash and cash equivalents at beginning of period	2,616,149	3,281,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,281,435	$2,117,135

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$76,943	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the three months ended June 30, 2007 and 2006, $2,069,287 and $106,308, respectively, was transferred from construction in progress to plant and equipment.

During the three months ended June 30, 2007 and 2006, $0 and $964,718, respectively, was transferred from deposits to land use rights.

During the three months ended June 30, 2007 and 2006, $31,423 and $0, respectively, was transferred from deposits to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (formerly Sports Sources, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders. The Company issued 7,500,000 shares, representing 59.34% of total outstanding common stock of the Company in exchange for 100% of the common stock of KHL at the completion of the transaction. Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the share exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly-owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The acquisition has been accounted for as the recapitalization of Jinding.

The principal activities of the Company are the manufacture and distribution of fuel and fertilizer products. The products are distributed to Chinese markets.

2.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Kinfair Holding Limited (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) ( 100% subsidiary of KHL)

(iii)	Henan Luoshan Jinding LPG Co., Ltd., (“Luoshan”) (100% subsidiary of Jinding, subsequently sold. See Note 11 and Note 12)

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company has three major customers who accounted for the following percentage of total sales and total customer deposits:

	Sales		Customer Deposits
	Three Months Ended June 30,		As of June 30, 2007	As of March 30, 2007
Major Customers	2007	2006
Company A	39.33%	34.98%	72.31%	62.06%
Company B	10.65%	-	0.02%	3.32%
Company C	10.21%	6.03%	8.41%	7.52%
Company D	-	6.23%	-	0.02%

The Company has three major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposit:

	Purchases		Accounts Payable/Deposit *
	Three Months Ended June 30,		Three Months Ended June 30,
Major Suppliers	2007	2006	2007	2006
Company E	20.39%	14.29%	13.72%	6.12%
Company F	17.82%	3.73%	1.46%	4.80%
Company G	15.32%	5.98%	7.16%	7.97%

* Percentages for Company E and G represent Accounts Payable, and for Company F represent Deposit.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Restricted cash represents time deposits on account to secure short-term debt. See Note 9. These balances are subject to withdrawal restrictions and totaled $6,119,099 and $5,430,246 at June 30, 2007 and March 31, 2007, respectively.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of raw materials is determined on the basis of weighted average. Finished goods costs are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. As of June 30, 2007 and 2006, the Company had no reserve against inventories.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

(i) Foreign Currency Translation

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

	June 30, 2007	March 31, 2007	June 30, 2006
Year end RMB: US$ exchange rate	7.6155	7.7342	7.9956
Average yearly RMB: US$ exchange rate	7.6749	7.8756	8.0063

(j) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision−maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Carbonate Hydrogen Ammonia, Liquefied Ammonia and Ammonia Water.

The fuel segment involves the manufacture and sale of Methanol, and Dimethyl Ether (“DME”).

The Company believes it is not feasible to separately identify the assets and operating expenses of each segment because of the similarities shared by each in the manufacturing process. Both segments share the same coal−to−gas primary system, and also share the same manufacturing sub−systems and cycles. Therefore, the following represents the revenue, cost of goods sold (“COGS”) and gross profit of each product within each segment:

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fuel Segment:

		For The Three Months Ended June 30, 2007
	DME	Methanol	Segment Total
Revenues	4,424,938	58,210	4,483,148
COGS	3,803,204	55,268	3,858,472
Gross Profit	621,734	2,942	624,676

		For The Three Months Ended June 30, 2006
	DME	Methanol	Segment Total
Revenues	1,495,847	1,253,725	2,749,572
COGS	1,097,157	1,102,438	2,199,595
Gross Profit	398,690	151,287	549,977

Fertilizer Segment:

			For The Three Months Ended June 30, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	9,217,132	798,675	174,821	53,514	10,244,142
COGS	7,263,797	783,889	165,971	45,894	8,259,551
Gross Profit	1,953,335	14,786	8,850	7,620	1,984,591

			For The Three Months Ended June 30, 2006
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	5,619,385	792,690	22,597	24,133	6,458,805
COGS	4,696,330	604,816	17,488	23,946	5,342,580
Gross Profit	923,055	187,874	5,109	187	1,116,225

(t) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes−−an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positionstaken or expected to be taken in an income tax return. FIN 48 presents a two−step process for evaluating a tax position. The first step is to determine whether it is more−likely−than−not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more−likely−than−not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.

SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position..

4.  INVENTORIES

Inventories consist of the following:

	June 30, 2007	March 31, 2007
	Unaudited
Finished goods	$772,452	$2,626,187
Raw materials	1,320,638	561,995
Packing materials	325,254	597,948
Total inventories	$2,418,344	$3,786,130

The net book value of $772,452 and $0 of finished goods inventory is pledged as collateral for the short-term bank loan at June 30, 2007 and March 31, 2007, respectively. See Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

(I) Due to Related Parties

	June 30, 2007	March 31, 2007
	Unaudited
Xinyang Hong Chang Pipeline Gas Co,. Ltd.	$3,808,023	$3,749,580
Long Triumph Investments Limited	320,025	162,209
Chen Siqiang	131,312	129,296
Due to employees	243	498
	$4,259,603	$4,041,583

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and Chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd.. The amount is unsecured. Of the $3,808,023, $2,626,223 has an interest rate of 7.74% per annum and is due on October 15, 2007. The balance of $1,181,800 is interest free and has no fixed repayment terms.

(b)
Long Triumph Investment Limited is a shareholder of the Company. The amount represents advances from Long Triumph Investment Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)	Chen Siqiang is the Chairman of the board and Chief executive officer of the Company. The amount is unsecured, has an interest rate of 7.2% per annum and is due on August 3, 2008.

6.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2007	March 31, 2007
At cost:	Unaudited
Buildings	$1,399,516	$1,362,587
Machinery	16,033,010	13,737,425
Motor vehicles	333,698	295,231
Office equipment	111,613	109,900
	17,877,837	15,505,143
Less: Accumulated depreciation
Buildings	236,020	215,272
Machinery	4,048,787	3,584,558
Motor vehicles	113,593	97,162
Office equipment	42,797	36,499
	4,441,197	3,933,491
Plant and equipment, net	$13,436,640	$11,571,652

6.  PLANT AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended June 30, 2007 and 2006 is $442,944 and $336,560, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

7.  LAND USE RIGHTS

	June 30, 2007	March 31, 2007
	Unaudited
Cost	$1,612,630	$1,587,880
Less: Accumulated amortization	91,333	77,185
Land use rights, net	$1,521,297	$1,510,695

Amortization expense for the three months ended June 30, 2007 and 2006 is $12,844 and $12,975, respectively.

The net book value of $990,923 and $85,320 of the land use rights are pledged as collateral for the short-term bank loans at June 30, 2007 and March 31, 2007, respectively. See Note 10.

8. CONSTRUCTION IN PROGRESS

Construction in progress at consists of the following:

	June 30, 2007	March 31, 2007
	Unaudited
Machinery	$1,808,468	$1,823,426
Plant	2,565,829	3,383,946
Other	-	905
	$4,374,297	$5,208,277

9.  SHORT-TERM DEBT

Short-term debt as of June 30, 2007 and March 31, 2007 consists of the following:

	June 30, 2007	March 31, 2007
	Unaudited
Rural Credit Cooperatives, Due July 24, 2007, interest rate at 11.16% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd. (Subsequently repaid in July 2007)	$512,113	$504,254

Bank of China Luoshan Branch, Due April 12, 2008, interest rate at 6.36% per annum, collateralized by a land use right.	1,313,111	-

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

9.  SHORT-TERM DEBT (CONTINUED)

	June 30, 2007	March 31, 2007
	Unaudited
Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.6% per annum, collateralized by finished goods inventory.	2,626,223	-

Bank of China Luoshan Branch, Due March 31, 2007, interest rate at 5.58% per annum, collateralized by a land use right. (Subsequently repaid in April 2007)	-	1,292,958
Notes payable to unrelated companies:
Due July 5, 2007 (subsequently repaid on its due date)	131,311	129,295
Due July 23, 2007 (subsequently repaid on its due date)	656,556	646,478
Due August 5, 2007 (subsequently repaid on its due date)	393,933	387,888
Due August 13, 2007 (subsequently repaid on its due date)	393,933	387,888
Due September 13, 2007	393,933	387,888
Due September 26, 2007	262,622	258,591
Due October 12, 2007	196,967	-
Due October 17, 2007	393,933	-
Due October 18, 2007	131,311	-
Due October 23, 2007	65,656	-
Due October 25, 2007	525,245	-
Due October 28, 2007	196,967	-
Due November 15, 2007	525,245	-
Due November 24, 2007	105,049	-
Due November 30, 2007	407,065	-
Due December 6, 2007	262,622	-
Due December 18, 2007	525,245	-
Due December 21, 2007	91,918	-
Due December 23, 2007	919,178	-
Due April 11, 2007 (subsequently repaid on its due date)	-	374,958
Due April 24, 2007 (subsequently repaid on its due date)	-	336,169
Due May 1, 2007 (subsequently repaid on its due date)	-	258,592
Due May 7, 2007 (subsequently repaid on its due date)	-	387,888

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

9.  SHORT-TERM DEBT (CONTINUED)

	June 30, 2007	March 31, 2007
	Unaudited
Due May 17, 2007 (subsequently repaid on its due date)	-	193,943
Due May 20 2007 (subsequently repaid on its due date)	-	387,888
Due May 23, 2007 (subsequently repaid on its due date)	-	387,888
Due June 6, 2007 (subsequently repaid on its due date)	-	387,888
Due June 19, 2007 (subsequently repaid on its due date)	-	387,888
Due June 27, 2007 (subsequently repaid on its due date)	-	258,591
	$11,030,136	$7,356,933

Interest expense for the three months ended June 30, 2007 and 2006 is $135,208 and $79,364, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $2,173 and $782 for the three months ended June 30, 2007 and 2006, respectively.

Restricted cash of $6,119,099 and $5,430,426 collateralizes notes payable at June 30, 2007 and March 31, 2007, respectively.

10. NOTES PAYABLE

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, at a price of $4,633,601.The Company paid $0 and $212,617 for the three months ended June 30, 2007 and 2006, and the remaining balance at June 30, 2007 and March 31 2007 is $581,708 and $572,781, respectively. The notes are due on September 19, 2007 and are interest free.

11. INCOME TAXES

Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33%.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

11. INCOME TAXES (CONTINUED)

Income tax expense is summarized as follows:

	Three Months Ended June 30,
	2007	2006
Current:	Unaudited	Unaudited
CIT	$604,686	$409,442
Deferred:
CIT	(20,871)	(28,869)

Income tax expense	$583,815	$380,573

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

	Three Months Ended June 30,
	2007	2006
	Unaudited	Unaudited
Computed “expected” expense	$529,634	$371,021
Permanent differences	54,181	9,552

Income tax expense	$583,815	$380,573

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	June 30, 2007	March 31, 2007
Deferred tax assets:	Unaudited
Non-current portion:
Cost of sales	$255,319	$603,158
Payroll	7,207	7,096
Other expense	25,208	36,077
Total deferred tax assets	287,734	646,331

Deferred tax liabilities:
Non-current portion:
Depreciation	501,967	495,756
Amortization	29,843	30,910
Welfare	38,553	54,758
Cost of sales	435,136	776,372
Government grant	43,333	42,668
Other income	169,084	218,646
Total deferred tax liabilities	1,217,916	1,619,110

Net deferred tax liabilities	$(930,182)	$(972,779)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

12. DISCONTINUED OPERATION

On July 13, 2007, Jinding entered into a disposition agreement with an unrelated third party. Pursuant to the agreement, the Company agreed to sell all of its interest in Luoshan for $147,725, resulting in a loss of $20,270. In association with agreement, Luoshan was no longer a consolidated subsidiary of Jinding. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of Luoshan are removed from the detail line items in the Company's financial statements and presented separately as "discontinued operation". The income (loss) from discontinued operation was $1,761 and ($5,080) for the three months ended June 30, 2007 and 2006, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended June 30, 2007. The condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the United States (“GAAP”).

Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.  From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company.  These forward-looking statements include information about possible or assumed future results of our operations.  All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements.  Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements.  Many risks and uncertainties may impact the matters addressed in these forward-looking statements.  Our forward-looking statements speak only as of the date made and we will not update such forward-looking statements unless the securities laws require us to do so.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition on fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 will become effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company dose not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

Overview

The Company was incorporated in the State of Delaware on November 15, 2004, and its operating subsidiary Henan Jinding Chemical Industry Co. Ltd. (“Jinding”), is headquartered in Henan Province, the PRC. The Company is a leading manufacturer and marketer of various products, including Urea, liquefied ammonia, ammonia water, methanol, ammonium bicarbonate, dimethyl ether (“DME”) and liquefied petroleum gas.

We aim to continue to improve our products in order to maintain market leadership and to support near-term performance. We are focused on applying innovation and technology to make customers more productive and profitable. Our capabilities in bio-diesel and traditional chemical products are generating a rich product pipeline that is expected to drive long-term growth.

Result of Operations - Three Months Ended June 30, 2007 as compared to the Three Months Ended June 30, 2006
Three Months Ended June 30,

	2007		2006		Comparisons
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	14,727,290	100.00%	9,208,377	100.00%	5,518,913	59.93%
Cost of Goods Sold	(12,118,023)	(82.28%)	(7,542,175)	(81.91%)	4,575,848	60.67%
Gross Profit	2,609,267	17.72%	1,666,202	18.09%	943,065	56.60%
Research and development	(51,662)	(0.35%)	(198)	(0.00%)	51,464	25,991.92%
Selling and distribution	(435,049)	(2.95%)	(236,497)	(2.57%)	198,552	83.96%
General & administrative	(428,226)	(2.91%)	(218,118)	(2.37%)	210,108	96.33%
Income from operations	1,694,330	11.51%	1,211,389	13.15%	482,941	39.87%
Interest expense, net	(99,834)	(0.68%)	(67,402)	(0.73%)	32,432	48.12%
Other, net	10,456	0.07%	(19,681)	(0.21%)	30,137	153.13%
Income before tax	1,604,952	10.90%	1,124,306	12.21%	480,646	42.75%
Income tax	(583,815)	(3.96%)	(380,573)	(4.13%)	(203,242)	(53.40%)
Income from continuing operation	1,021,137	6.93%	743,733	8.08%	277,404	37.30%
Income from discontinued operation	1,761	0.01%	(5,080)	(0.06%)	6,841	134.67%
Net income (loss)	1,022,898	6.94%	738,653	8.02%	284,245	38.48%
Foreign currency translation gain	341,582	2.33%	23,407	0.25%	318,175	1359.32%
Unrealized gain on marketable securities	0	0	2,482	0.03%	(2,482)	100%
Income tax related to other comprehensive income	(112,722)	(0.77%)	(8,543)	(0.09%)	104,179	1219.47%
Comprehensive income	1,251,758	8.50%	755,999	8.21%	495,759	65.58%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the first quarter of fiscal year 2008 was $14,727,290, which represented an increase of 59.93% from the same period in the prior year. This increase can be attributed to two factors: firstly, the increase of 58.61% in the revenues from fertilizer products for the same period in the prior year due to the Company’s successful optimization of its production system and technologies, which led to the increase of production of our fertilizer products, and the Company’s aggressive tapping into potential markets; secondly, the 63.05% increase in the revenues from fuel products for the same period of the prior year due to the Company’s optimization of the products structure and marketing strategies, and its expansion of the production of alternative fuel products.

	3 Months Ended		3 Months Ended
	June 30, 2007		June 30, 2006		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Urea	9,217,132	62.59%	5,619,385	61.02%	3,597,747	64.02%
Ammonium bicarbonate	798,675	5.42%	792,690	8.61%	5,985	0.76%
Methanol	58,210	0.40%	1,253,725	13.62%	(1,195,515)	(95.36%)
Liquefied Ammonia	174,821	1.19%	22,597	0.25%	152,224	673.65%
DME	4,424,938	30.05%	1,495,847	16.24%	2,929,091	195.81%
Ammonia Water	53,514	0.36%	24,133	0.26%	29,381	121.75%
Total	14,727,290	100.00%	9,208,377	100.00%	5,518,913	59.93%

	3 Months Ended		3 Months Ended
	June 30, 2007		June 30, 2006		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	4,905,987	33.31%	2,912,387	31.63%	1,993,600	68.45%
Guangdong Province	6,672,907	45.31%	3,072,519	33.37%	3,600,388	117.18%
Hubei Province	1,550,274	10.53%	891,260	9.68%	659,014	73.94%
Anhui Province	708,940	4.81%	1,148,559	12.47%	(439,619)	(38.28%)
Hunan Province	249,298	1.69%	178,309	1.94%	70,989	39.81%
Guangxi Province	0	0.00%	64,692	0.70%	(64,692)	(100.00%)
Jiangxi Province	596,795	4.05%	517,056	5.61%	79,739	15.42%
Shandong Province	24,061	0.17%	352,584	3.83%	(328,523)	(93.18%)
Zhejiang Province	19,028	0.13%	71,011	0.77%	(51,983)	(73.20%)
Total	14,727,290	100.00%	9,208,377	100.00%	5,518,913	59.93%

The Company achieved revenue growth in all of its primary geographic markets for the three month period ended June 30, 2007. This increase reflected the Company’s expansion of its production, reinforcement of its marketing team and development of its potential markets.

COGS for the first quarter of fiscal year 2008 was $12,118,023, which is 82.28% of total revenues and represents a 60.67% increase as compared to $7,542,175 and 81.91% of total revenues for the first quarter of fiscal year 2007. This increase in COGS reflects both the increase in the price of raw material and the increase of revenues.

COGS sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

For the three months ended June 30, 2007, as compared to the three months ended June 30, 2006:

	3 Months Ended June 30, 2007		3 Months Ended June 30, 2006		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	14,727,290	100%	9,208,377	100%	5,518,913	59.93%
Cost of Goods Sold	12,118,023	82.28%	7,542,175	81.91%	4,575,848	60.67%
Gross Profit	2,609,267	17.72%	1,666,202	18.09%	943,065	56.60%

Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventorial costs and all other costs incident to or necessary for the production of our products.

Gross profit increased $943,065 or 56.60% to $2,609,267 for the three months ended June 30, 2007 as compared to $1,666,202 for the three months ended June 30, 2006. It reflected the Company’s grasping the opportunity presented by the increased demand for fertilizer products. By increasing the output of fertilizer products and reinforcing sales effort, the gross profit of fertilizer products increased by 77.79% compared to the same period last year. In addition, the Company adjusted its product mix with an increase on alternative energy products. Through its efforts to cut down the negative impact of the increase in the price of raw materials, the Company’s gross profit for alternative energy products increased 13.58% compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2008Q1	Revenues	4,424,938	58,210	9,217,132	798,675	174,821	53,514
	COGS	3,803,204	55,268	7,263,797	783,889	165,971	45,894
	Gross Profit	621,734	2,942	1,953,335	14,786	8,850	7,620
	Gross Profit %	14.05%	5.05%	21.19%	1.85%	5.06%	14.24%
2007Q1	Revenues	1,495,847	1,253,725	5,619,385	792,690	22,597	24,133
	COGS	1,097,157	1,102,438	4,696,330	604,816	17,488	23,946
	Gross Profit	398,690	151,287	923,055	187,874	5,109	187
	Gross Profit %	26.65%	12.07%	16.43%	23.70%	22.61%	0.77%
Changes	Revenues	2,929,091	(1,195,515)	3,597,747	5,985	152,224	29,381
	Revenue Growth	195.81%	(95.36%)	64.02%	0.76%	673.65%	121.75%
	Gross Margin Growth	(12.60%)	(7.01%)	4.77%	(21.85%)	(17.55%)	13.46%

Sales of urea increased $3,597,747 or 64.02% to $9,217,132 for the three months ended June 30, 2007 as compared to $5,619,385 for the three months ended June 30, 2006. It reflected that the Company successfully optimized its production system and developed its potential markets, which led to the increase of production of our urea products as well as the increase of revenues for the same period of prior year.

Accordingly, the gross margin of urea also increased 4.77% to 21.19% for the three months ended June 30, 2007 as compared to 16.43% for the three months ended June 30, 2006. This increase is due to increasing the output of urea and reinforcing sales effort, cutting down the negative impact of the increase of price in raw materials. By optimizing the production system, the unit cost of urea decreased. The decrease of urea production cost reflected that the Company changed the raw material structure, namely using dust coal rather than lump coal to produce urea. The price of lump coal is $105 per ton; however, the price of dust coal is $71 per ton (approximately 32% cheaper).

Sales of ammonium bicarbonate for the first quarter of fiscal year 2008 were $798,675, which represented an increase of 0.76% from the same period in the prior year. It mainly reflected that the Company optimized the production system, which resulted in the increase of production and sales.

However, the gross margin of ammonium bicarbonate decreased 21.85% to 1.85% for the three months ended June 30, 2007 as compared to the same period of prior year. It is attributed to the sharp decrease of ammonium bicarbonate price.

Sales of methanol for the three months ended June 30, 2007 decreased 95.36% to $58,210, from $1,253,725 for the three months ended June 30, 2006. The decrease is attributed to that with the changes of market demand, the Company adjusted its product structure, most part of the methanol which was produced by the Company used for producing DME. The sales of methanol decreased as compared to the same period of prior year.

The gross margin of methanol relevantly decreased 7.01% to 5.05% for the three months ended June 30, 2007 as compared to 12.07% for the same period of prior year. The decrease is due to the increase in the price of raw materials and the decrease of the methanol sales price.

Sales of liquefied ammonia increased $152,224 or 673.65% to $174,821 for the three months ended June 30, 2007 as compared to $22,597 for the three months ended June 30, 2006. The increase reflected that the Company successfully expanded the capacity of liquefied ammonia and developed the potential markets.

The gross margin of liquefied ammonia decreased 17.55% to 5.06% for the three months ended June 30, 2007 as compared to 22.61% for the three months ended June 30, 2006. It is attributed to the negative impact of increase of the price in raw materials, as well as the decrease of the liquefied ammonia sales price.

Sales of DME increased $2,929,091 or 195.81% to $4,424,938 for the three months ended June 30, 2007 as compared to $1,495,847 for the three months ended June 30, 2006. This increase reflected that the Company expanded its DME production and reinforced its marketing strategies.

However, the gross margin of DME decreased 12.60% to 14.05% for the three months ended June 30, 2007 as compared to 26.65% for the same period of prior year. The decrease is due to the increase in the price of raw materials and decrease of DME sales price. To be more specific, the production cost increased 7% as compared to the same period of the prior year. It reflected that we used the entire self-produced methanol to produce DME in the first quarter fiscal 2007; however, we need to buy some of the methanol from outside when the 50,000 tons DME put into production. The external methanol price should be higher than the cost of self-produced methanol. The average price of DME in first quarter fiscal 2008 decreased 5.3% as compared to the same period of the prior year. The decrease of sales price is attributed to the negative impact of fluctuation of market price, and the consideration of Company strategy. If the new 100,000 tons DME project is put into operation in September 2007, the DME capacity will increase two times accordingly. However, as DME was still not recognized by operators and customers in the fuel substitute field, the Company decreased the DME price in first quarter fiscal 2008 in order to gradually establish and develop the distribution network for DME sale, and secure the full utilization of incremental DME capacity.

Sales of ammonia water increased $29,381 or 121.75% to $53,514 for the three months ended June 30, 2007 as compared to $24,133 for the three months ended June 30, 2006. It reflected that the Company optimized its production technologies, recycling and refining of certain systematic ammonia water which was subsequently sold.

The gross margin of ammonia water increased 13.46% to 14.24% for the three months ended June 30, 2007 as compared to the same period of prior year. The main reason is the increase of sales of ammonia water.

Operating Expenses

The Company incurred selling and distribution expenses of $435,049 for the three months ended June 30, 2007, an increase of $198,552, or 83.96%, as compared to $236,497 for the three months ended June 30, 2006. This increase is attributable to the Company’s successful development of potential markets, and the increase of freight expenses as a result of the increase in the Company’s revenues.

The Company incurred general and administrative expenses of $428,226 for the three months ended June 30, 2007, representing an increase of $210,108 or 96.33%, as compared to $218,118 for the three months ended June 30, 2006. This increase reflected the expansion of production scale led to an increase of administrative employees, and the adoption by the Company of a series of incentive program that required an increased outlay of salary, insurance and welfare as compared to the same period of the prior year. In addition, the amortization of newly purchased land and the depreciation of capital expenses for instruments and tools increased as compared to the same period of the prior year.

The Company incurred R & D expenses of $51,662 for three months ended June 30, 2007, representing an increase of $51,464 or 25,991.92%, compared to $198 for the three months ended June 30, 2006. This increase is attributable to the Company’s commitment to improving its market competency and reducing its production costs by spending more money on research and development, such as new products, new technologies and new methodologies.

Income From Operations

Consolidated operating income for the three months ended June 30, 2007 increased 39.87% to $1,694,330, from $1,211,389 for the three months ended June 30, 2006. This increase was attributable to the fact that the Company optimized the product structure, expanded its sales, and compensated for the increase in the price of raw material, improving its performance from the prior year.

The Company delivered solid growth in sales, operating income, net income, and return on capital in the first quarter fiscal 2007. These results were driven principally by strong increases in the underlying sales volume for most of our products. In the coming period, the Company believes that, with continued cost control efforts and improved contract execution, the Company will achieve an additional increase in its operating income. By increasing its integrated facilities management, the Company will also be able to continue increasing its operating income to reflect its sales growth and higher margins on certain products.

Income Tax

The Company incurred income tax of $583,815 for the three months ended June 30, 2007, an increase of $203,242, or 53.40%, as compared to $380,573 for the three months ended June 30, 2006. This increase was attributed to the increase of comprehensive income.

Net Income (Loss)

The Company’s Income from continuing operation for the three months ended June 30, 2007 was $1,022,898, representing an increase of $284,245, or 38.48%, as compared to $738,653 for the three months ended June 30, 2006. This increase reflected the Company’s utilization of the market and profit oriented policy, its enhanced internal management, the optimization of its management of production and operations as well as its improved product structure.

The Company’s income from discontinued operation for the three months ended June 30, 2007 increased to $1,761 from ($5,080) for the three months ended June 30, 2006. This change is attributable to the Company’s increased focus on environmental protection, including the recycling of certain industrial waste which was subsequently sold.

The Company’s net income for the three months ended June 30, 2007 increased to $1,022,898 from $738,653 for the three months ended June 30, 2006. This increase reflects the Company’s optimization of its production system, increase of the capacity of products, improvement of its product structure, enhancement of its internal management, and development of its potential markets.

The Company’s comprehensive income for the three months ended June 30, 2007 increased to $1,251,758 from $755,999 for the three months ended June 30, 2006. This increase reflected the Company optimization of its production system, increase of the capacity of products, improvement of its product structure, enhancement of its internal management, and development of its potential markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended June 30,
	2007	2006
	(US $)	(US $)
Net cash provided by (used in)
Operating activities	(702,000)	180,322
Investing activities	(2,591,948)	(848,761)
Financing activities	3,776,085	(519,561)
Net change in cash and cash equivalents	482,137	(1,188,000)

Effect of exchange rate changes on cash and cash equivalents	183,149	23,374

Cash and cash equivalents at beginning of period	2,616,149	3,281,761

Cash and cash equivalents at end of period	3,281,435	2,117,135

Cash flows used in operating activities during the three months ended June 30, 2007 amounted to $702,000, representing a decrease of $882,322 or 489.30% as compared with cash flows provided from operating activities of $180,322 during the three months ended June 30, 2006. The decrease in cash flows from operating activities was primarily due to a reduction in customer deposits of $4,087,656 during the three months ended June 30, 2007, as compared to ($158,840) for the three months ended June 30, 2006. Other factors in the decrease in cash flows from operating activities during the period included the decrease in inventories due to the purchase of raw materials for future use in the amount of $1,367,786, as compared to an increase in inventories of $3,410,767 for the three month period ended June 30, 2006, and prepayment of goods of $598,137 during the three months ended June 30, 2007, as compared to $981,894 during the three months ended June 30, 2006. The factors resulting in the decrease in cash flows from operating activities were partially offset by increases in accounts payable, which was $676,071 for the three months ended June 30, 2007, as compared to $3,222,103 for the three months ended June 30, 2006, and taxes payable, which was $606,892 for the three months ended June 30, 2007, as compared to $348,030 for the three months ended June 30, 2006.

As of June 30, 2007, the cash used in investing activities was $2,591,948, which represented an increase of $1,743,187, or 205.38%, as compared to $848,761 for the three months ended June 30, 2006. This increase reflected the Company’s increased settlement of notes payable settlement which resulted in 116.33% or $370,326 higher restricted cash outflow than the same period last year. The new land restriction expense increased $800,413, or 15608.68%, resulting in a higher cash outflow than the same period last year. The construction-in-progress payment increased $1,015,665, or 682.95%, from the same period last year.

As of June 30, 2007, the cash provided by financing activities was $3,776,085, which represented an increase of $4,295,646, or 826.78%, as compared to ($519,561) for the three months ended June 30, 2006. This increase was due to the Company’s improved financing structure, including its increased use of short-term debt to increase cash inflow by $6,723,055, a 430.23% increase. In addition, the call loan activities of affiliated parties increased the Company’s cash inflow by $216,258.

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

Capital Resources

As of June 30, 2007, our total assets were $35,386,968 and our total liabilities were $22,527,088. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.64.

As of June 30, 2007, our total assets were $35,386,968 and our operating revenue was $14,727,290 reflecting a total asset turnover of .0.42.

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

None

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.

Date: August 14, 2007	By:	/s/ Wang Gui Quan
Name: Wang Gui Quan
Title: President