Form 10QSB
period 2007-09-30
New Oriental Energy & Chemical Corp.
filed 2007-11-14
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,640,000 shares of Common Stock, $0.001 par value, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check One):     Yes ☐ No ☑

NEW ORIENTAL ENERGY CORP., INC.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,456,591	$2,616,149
Restricted cash	8,220,629	5,430,426
Notes receivable	1,344,730	1,395,858
Inventories	2,474,159	3,786,130
Prepayments for goods	2,095,836	383,639
Taxes receivable	-	155,863
Due from employees	32,644	113,275
Other assets	537,577	204,508
Current assets of the discontinued operation	-	47,084
Total current assets	22,162,166	14,132,932

LONG-TERM ASSETS
Plant and equipment, net	15,433,734	11,571,652
Land use rights, net	1,534,329	1,510,695
Construction in progress	3,326,257	5,208,277
Deposits	1,091,234	267,757
Deferred taxes	244,619	646,331
Other long-term assets	30,787	39,745
Other assets of the discontinued operation	-	125,875

TOTAL ASSETS	$43,823,126	$33,503,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,972,457	$2,259,834
Other payables and accrued liabilities	409,402	409,025
Short term debt	17,693,654	7,356,933
Notes payable	549,875	572,781
Customer deposits	3,509,118	5,385,425
Payable to contractors	62,717	96,861
Due to related parties	1,756,147	4,041,583
Taxes payable	781,637	25,063
Current liabilities of the discontinued operation	-	12,711
Total current liabilities	28,735,007	20,160,216

LONG-TERM LIABILITIES
Deferred taxes	1,113,571	1,619,110
Due to employees	120,033	115,816
Total long-term liabilities	1,233,604	1,734,926

TOTAL LIABILITIES	29,968,611	21,895,142

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $439,248 and $440,182 as of September 30, 2007 and March 31, 2007, respectively)	8,449,928	6,563,558
Accumulated other comprehensive income	818,742	458,719

Total Shareholders’ Equity	13,854,515	11,608,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,823,126	$33,503,264

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHNENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES	$18,215,622	$7,942,195	$32,902,228	$17,189,339

COST OF GOODS SOLD	(16,376,557)	(6,735,973)	(28,450,295)	(14,306,635)

GROSS PROFIT	1,839,065	1,206,222	4,451,933	2,882,704

Selling and distribution	208,584	135,497	644,997	373,087

General and administrative	541,512	216,615	1,020,280	438,639

INCOME FROM OPERATIONS	1,088,969	854,110	2,786,656	2,070,978

OTHER INCOME (EXPENSES)

Interest expense, net	(161,789)	(50,830)	(261,049)	(118,532)

Governments grants	79,332	-	78,714	-

Other income (expenses), net	(2,644)	(41,603)	7,905	(61,713)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,003,868	761,677	2,612,226	1,890,733

INCOME TAXES	(160,976)	(16,842)	(747,548)	(399,468)

INCOME FROM CONTINUING OPERATIONS	842,892	744,835	1,864,678	1,491,265

DISCONTINUED OPERATION

Income from discontinued operation	1,761	8,356	1,761	3,591

Income from disposition of long term investment	19,359	-	19,931	-

NET INCOME	864,012	753,191	1,886,370	1,494,856

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	145,816	30,059	537,348	50,452
Unrealized gain on marketable securities	-	2,561	-	5,043
OTHER COMPREHENSIVE INCOME BEFORE TAX	$145,816	$32,620	$537,348	$55,495

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHNENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	$64,603	$10,765	$177,325	$18,313

OTHER COMPREHENSIVE INCOME, NET	81,213	21,855	360,023	37,182

COMPREHENSIVE INCOME	$945,225	775,046	2,246,393	$1,532,038

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	7,500,000	12,640,000	7,500,000

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.07	$0.10	$0.15	$0.20

INCOME (LOSS) PER SHARE FROM INCOME (LOSS) FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$-	$0.00	$-	$0.00

NET INCOME PER SHARE, BASIC AND DILUTED	$0.07	$0.10	$0.15	$0.20

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,886,370	$1,494,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	939,254	721,561
Deferred taxes	(281,153)	79,937

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	1,311,970	(2,685,154)
Prepayment for goods	(1,712,197)	(2,160,001)
Other assets	(263,169)	(9,282)
Discontinued operation	-	(155,814)

Increase (Decrease) In:
Accounts payable	1,712,623	2,508,782
Other payables and accrued liabilities	377	49,902
Customer deposits	(1,876,307)	127,281
Taxes payable	912,436	256,893
Discontinued operation	-	149,845
Net cash provided by operating activities	2,630,204	378,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,790,204)	(914,139)
Purchases of plant and equipment	(1,083,672)	(310,816)
Purchases of land use right	-	(26,553)
Purchases of marketable securities	-	(67,031
Deposit for land use rights	(847,373)	-
Deposit for equipment	-	(613,084)
Proceeds from disposition of long term investment	73,515	-
Issuance of notes receivable	51,128	-
Purchases of construction in progress	(1,331,150)	(1,203,148)
Due from employees	80,631	(671)
Net cash used in investing activities	(5,847,125)	(3,135,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	19,025,071	4,695,589
Repayments of short-term debt	(8,947,116)	(4,235,842)
Advances from related parties	(2,291,534)	-
Due to employees	3,024	3,071
Net cash provided by financing activities	7,789,445	462,818

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,572,524	(2,293,817)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2007	2006
Effect of exchange rate changes on cash	267,918	(163,871)
Cash and cash equivalents at beginning of period	2,616,149	3,244,341

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,456,591	$786,652

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$261,049	$118,532

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the six months ended September 30, 2007 and 2006, $3,333,939 and $651,493 was transferred from construction in progress to plant and equipment, respectively.

During the six months ended September 30, 2007 and 2006, $0 and $975,318 was transferred from deposits to land use rights, respectively.

During the six months ended September 30, 2007 and 2006, $31,861 and $0 was transferred from deposits to plant and equipment, respectively.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (formerly Sports Sources, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders. The Company issued 7,500,000 shares, representing 59.34% of total common stock of the Company in exchange for 100% of KHL common stock at the completion of the transaction. Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of the Company.

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

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Kinfair Holding Limited (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) ( 100% subsidiary of KHL)

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

	Sales		Customer Deposits
	Six Months Ended September 30,		As of September 30,	As of March 31,
Major Customers	2007	2006	2007	2007
Company A	24.1%	26.8%	4.4%	62.1%
Company B	9.0%	-	16.3%	-
Company C	7.0%	-	14.3%	-
Company D	-	9.2%	-	7.5%
Company E	-	6.5%	-	3.3%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

	Purchases		Accounts Payable/Deposits *
	Six Months Ended September 30,		As of September 30,	As of March 31,
Major Suppliers	2007	2006	2007	2007
Company E	19.5%	-	-	-
Company F	18.9%	-	14.6%	-
Company G	10.5%	-	29.7%	-
Company H	-	21.4%	-	0.0%
Company I	-	14.3%	-	0.0%
Company J	-	14.4%	-	8.5%

* Percentages only for Company F represents Deposits, and for Company E, G, H, I, J represent accounts payable.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivable, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(f) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Restricted cash represents time deposits on account to secure short-term debt. See Note 10. These balances are subject to withdrawal restrictions and totaled $8,220,629 and $5,430,246 at September 30, 2007 and March 31, 2007, respectively.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

As of September 30, 2007 and 2006, the Company has no reserve against inventories.

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

	September 30, 2007	March 31, 2007	September 30, 2006
Year end RMB: US$ exchange rate	7.5108	7.7342	7.9087
Average yearly RMB: US$ exchange rate	7.6225	7.8756	7.9629

(j) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Ammonium Bicarbonate, Liquefied Ammonia and Ammonia Water.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fuel segment involves the manufacture and sale of Methanol, and Dimethyl Ether (“DME”).

The Company believes it is not feasible to separately identify the assets and operating expenses of each segment because of the similarities shared by each in the manufacturing process. Both segments share the same coal-to-gas primary system, and also share the same manufacturing sub-systems and cycles. Therefore, the following represents the revenue, cost of goods sold(“COGS”) and gross profit of each product within each segment:

Fuel Segment:

	For The Six Months Ended September 30, 2007
	DME	Methanol	Segment Total
Revenues	$16,564,488	$58,858	$16,623,346
COGS	14,367,334	55,647	14,422,981
Gross Profit	$2,197,154	$3,211	$2,200,365

	For The Six Months Ended September 30, 2006
	DME	Methanol	Segment Total
Revenues	$2,881,826	$2,150,274	$5,032,100
COGS	2,116,165	1,885,683	4,001,848
Gross Profit	$765,661	$264,591	$1,030,252

Fertilizer Segment:

	For The Six Months Ended September 30, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$14,693,406	$1,140,950	$347,741	$96,785	$16,278,882
COGS	12,463,358	1,128,108	347,462	88,386	14,027,314
Gross Profit	$2,230,048	$12,842	$279	$8,399	$2,251,568

	For The Six Months Ended September 30, 2006
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$10,519,625	$1,278,812	$308,367	$50,435	$12,157,239
COGS	8,948,739	1,015,314	293,758	46,976	10,304,787
Gross Profit	$1,570,886	$263,498	$14,609	$3,459	$1,852,452

(t) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 also provides guidance on derecognition classification interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is subject to U.S. Federal or state income tax examinations by tax authorities for years after 2006. During the period open to examination, the Company has net operating loss and tax credit carry forwards for U.S. Federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2007 the company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

4.  INVENTORIES

Inventories consist of the following:

	September 30, 2007	March 31, 2007
	Unaudited
Finished goods	$337,459	$2,626,187
Raw materials	1,838,092	561,995
Packing materials	298,608	597,948
Total inventories	$2,474,159	$3,786,130

The net book value of $337,459 and $0 of finished goods inventory is pledged as collateral for the short-term bank loan at September 30, 2007 and March 31, 2007, respectively. See Note 9.

5. RELATED PARTY TRANSACTIONS

(I) Due to Related Parties

	September 30, 2007	March 31, 2007
	Unaudited
Xinyang Hong Chang Pipeline Gas Co,. Ltd.	$1,198,390	$3,749,580
Long Triumph Investments Limited	422,109	162,209
Chen Siqiang	133,141	129,296
Due to employees	2,507	498
	$1,756,147	$4,041,583

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and Chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd.. The amount is unsecured, interest free and has no fixed repayment terms.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

6.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2007	March 31, 2007
	Unaudited
At cost:
Buildings	$1,503,437	$1,362,587
Machinery	18,373,976	13,737,425
Motor vehicles	338,349	295,231
Office equipment	200,036	109,900
	20,415,798	15,505,143
Less: Accumulated depreciation
Buildings	257,013	215,272
Machinery	4,543,682	3,584,558
Motor vehicles	130,700	97,162
Office equipment	50,669	36,499
	4,982,064	3,933,491
Plant and equipment, net	$15,433,734	$11,571,652

Depreciation expense for the six months ended September 30, 2007 and 2006 is $917,925 and $692,200, respectively.

7.  LAND USE RIGHTS

	September 30, 2007	March 31, 2007
	Unaudited
Cost	$1,635,110	$1,587,880
Less: Accumulated amortization	100,781	77,185
Land use rights, net	$1,534,329	$1,510,695

Amortization expense for the six months ended September 30, 2007 and 2006 is $20,988 and $12,194, respectively.

The net book value of $1,534,329 and $85,320 of the land use rights are pledged as collateral for the short-term bank loans at September 30, 2007 and March 31, 2007, respectively. See Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

8. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2007	March 31, 2007
	Unaudited
Machinery	$2,257,704	$1,823,426
Plant	1,068,553	3,383,946
Other	-	905
	$3,326,257	$5,208,277

9.  SHORT-TERM DEBT

Short-term debt consists of the following:

	September 30, 2007	March 31, 2007
	Unaudited
Rural Credit Cooperatives, Due July 24, 2007, interest rate at 11.16% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd. (Subsequently repaid in July 2007)	$-	$504,254

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights.	2,662,833	-

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights.	2,662,833

Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.6% per annum, collateralized by finished goods inventory.	2,662,833	-

Bank of China Luoshan Branch, Due March 31, 2007, interest rate at 5.58% per annum, collateralized by a land use right. (Subsequently repaid in April 2007)	-	1,292,958

Notes payable to unrelated companies:

Due October 12, 2007 (subsequently repaid on its due date)	199,712	-
Due October 17, 2007 (subsequently repaid on its due date)	399,425	-

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

9.  SHORT-TERM DEBT (CONTINUED)

	September 30, 2007	March 31, 2007
	Unaudited
Due October 18, 2007 (subsequently repaid on its due date)	133,142	-
Due October 23, 2007 (subsequently repaid on its due date)	66,571	-
Due October 25, 2007 (subsequently repaid on its due date)	532,566	-
Due October 28, 2007 (subsequently repaid on its due date)	199,712	-
Due November 15, 2007	532,566	-
Due November 24, 2007	106,513	-
Due November 30, 2007	412,739	-
Due December 6, 2007	266,283	-
Due December 18, 2007	532,566	-
Due December 21, 2007	93,199	-
Due December 27, 2007	931,991	-
Due January 5, 2008	239,655	-
Due January 6, 2008	332,854	-
Due January 9, 2008	532,566	-
Due January 12, 2008	239,655	-
Due January 13, 2008	93,199	-
Due January 17, 2008	186,398	-
Due January 25, 2008	439,367	-
Due January 30, 2008	565,852	-
Due February 7, 2008	119,827	-
Due February 9, 2008	179,741	-
Due February 15, 2008	199,979	-
Due February 16, 2008	332,854	-
Due February 20, 2008	106,513	-
Due February 23, 2008	139,799	-
Due February 24, 2008	399,425	-
Due February 29, 2008	591,348	-
Due March 6, 2008	159,770	-
Due March 12, 2008	372,797	-
Due March 28, 2008	66,571	-
Due July 5, 2007 (subsequently repaid on its due date)	-	129,295
Due July 23, 2007 (subsequently repaid on its due date)	-	646,478
Due August 5, 2007 (subsequently repaid on its due date)	-	387,888

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

9.  SHORT-TERM DEBT (CONTINUED)

	September 30, 2007	March 31, 2007
	Unaudited
Due August 13, 2007 (subsequently repaid on its due date)	-	387,888
Due September 13, 2007 (subsequently repaid on its due date)	-	387,888
Due September 26, 2007 (subsequently repaid on its due date)	-	258,591
Due April 11, 2007 (subsequently repaid on its due date)	-	374,958
Due April 24, 2007 (subsequently repaid on its due date)	-	336,169
Due May 1, 2007 (subsequently repaid on its due date)	-	258,592
Due May 7, 2007 (subsequently repaid on its due date)	-	387,888
Due May 17, 2007 (subsequently repaid on its due date)	-	193,943
Due May 20 2007 (subsequently repaid on its due date)	-	387,888
Due May 23, 2007 (subsequently repaid on its due date)	-	387,888
Due June 6, 2007 (subsequently repaid on its due date)	-	387,888
Due June 19, 2007 (subsequently repaid on its due date)	-	387,888
Due June 27, 2007 (subsequently repaid on its due date)	-	258,591
	$17,693,654	$7,356,933

Interest expense for the six months ended September 30, 2007 and 2006 is $182,567 and $143,819, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $4,583 and $2,181 for the six months ended September 30, 2007 and 2006, respectively.

Restricted cash of $8,220,629 and $5,430,426 collateralizes notes payable at September 30, 2007 and March 31, 2007, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

10. INCOME TAXES

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law has reflected into the accounts by best estimation method.

Income tax expense is summarized as follows:

	Six Months Ended September 30,
	2007	2006
Current:
CIT	$903,779	$428,492
Deferred:
CIT	(156,231)	(29,024)

Income tax expense	$747,548	$399,468

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% to income before income taxes) as follows:

	Six Months Ended September 30,
	2007	2006
Computed “expected” expense	$872,788	$623,942
Permanent differences	(125,240)	(224,474)
Income tax expense	$747,548	$399,468

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

10. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	September 30, 2007	March 31, 2007
	Unaudited
Deferred tax assets:
Non-current portion:
Cost of sales	$210,761	$603,158
Payroll	5,536	7,096
Other expense	28,322	36,077
Total deferred tax assets	244,619	646,331

Deferred tax liabilities:
Non-current portion:
Depreciation	378,881	495,756
Amortization	26,760	30,910
Welfare	17,995	54,758
Cost of sales	385,284	776,372
Government grant	53,257	42,668
Other income	251,394	218,646
Total deferred tax liabilities	1,113,571	1,619,110

Net deferred tax liabilities	$(868,952)	$(972,779)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended September 30, 2007. The condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the United States (“GAAP”).

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

RESULT OF OPERATIONS

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Comparisons
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	18,215,622	100.00%	7,942,195	100.00%	10,273,427	129.35%
Cost of Goods Sold	(16,376,557)	(89.90%)	(6,735,973)	(84.81%)	9,640,584	143.12%
Gross Profit	1,839,065	10.10%	1,206,222	15.19%	632,843	52.46%
Selling and distribution	(208,584)	(1.15%)	(135,497)	(1.71%)	73,087	53.94%
General & administrative	(541,512)	(2.97%)	(216,615)	(2.73%)	324,897	149.99%
Income from operations	1,088,969	5.98%	854,110	10.75%	234,859	27.50%
Interest expense, net	(161,789)	(0.89%)	(50,830)	(0.64%)	110,959	218.29%
Government grants	79,332	0.43%	0	0.00%	79,332	100.00%
Other, net	(2,644)	(0.01%)	(41,603)	(0.52%)	38,959	93.64%
Income before tax	1,003,868	5.51%	761,677	9.59%	242,191	31.80%
Income tax	(160,976)	(0.88%)	(16,842)	(0.21%)	(144,134)	(855.80%)
Income from continuing operation	842,892	4.63%	744,835	9.38%	98,057	13.16%
Income from discontinued operation	1,761	0.01%	8,356	0.10%	(6,595)	(78.93%)
Income from disposition of long term investment	19,359	0.11%	0	0.00%	19,359	100.00%
Net income (loss)	864,012	4.75%	753,191	9.48%	110,821	14.71%
Foreign currency translation gain	145,816	0.81%	30,059	0.38%	115,757	385.10%
Unrealized gain on marketable securities	0	0.00%	2,561	0.03%	(2,561)	(100.00%)
Other comprehensive income	81,213	0.44%	21,855	0.28%	59,358	271.60%
Comprehensive income	945,225	5.19%	775,046	9.76%	170,179	21.96%
Weighted average shares outstanding basic and diluted	12,640,000		7,500,000		5,140,000	68.53%
Net income per share, basic and diluted	0.07		0.10		(0.03)	(30%)

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the second quarter of fiscal year 2008 were $18,215,622, which represented an increase of 129.35% from the same period in the prior year. This increase is mainly due to: first, on one side, our 100,000 tons DME project has been put into production successfully in this quarter, which increased DME sales in the alternative fuel sector dramatically, and DME sales grew 789.85%, compared to the same period last year. Second, we adjusted the product mix and improved the sales force.

While the sales and production of DME in the second quarter grew substantially, there was a normal seasonal decline in the production of other key products in the period. The decline in non DME sales and profitability was primarily a consequence of the following factors:

a)
The second quarter, which includes the hottest and, in a chemical processing business, the most inefficient months of July and August, is typically when the Company closes its production for a period of approximately two weeks for an annual overhaul and servicing of gas transporting pipelines and columns.

b)
This year, with the exception of the new, independent DME production line, all facilities were closed for a period of ten (10) days in August at a total cost of $415,467. Further, following the practice begun in fiscal 2006, the company fully expensed this cost in the period, following US accounting protocol, although accounting rules in China would typically permit these to be treated as deferred expenses.

c)
The normal, substantial decreases in August production of urea, ammonium bicarbonate, methanol, liquefied ammonia and ammonia water as a result of the required annual maintenance shutdown also increased fixed unit costs for these products.

d)
Additionally, in the off peak season (July, August and September) fertilizer demand and prices typically decline fairly dramatically, as was the case in the most recent second quarter. As an example, urea, which sold for $233 in April, dropped to approximately $200 per ton on average in the July to September period.

Despite the decline in profitability in the second quarter, compared to the first quarter of the year, comprehensive net income in the quarter, compared with the second quarter of the prior fiscal year, rose approximately 23.5% primarily on the strength of the contribution of the new DME sales, which accounted for approximately two-thirds (67%) of overall sales in the quarter.

	3 Months Ended September 30, 2007		3 Months Ended September 30, 2006		Comparisons
Products	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Urea	5,455,413	29.95%	4,891,382	61.59%	564,031	11.53%
Ammonium bicarbonate	339,430	1.86%	482,450	6.07%	(143,020)	(29.64%)
Methanol	0	0.00%	884,724	11.14%	(884,724)	(100.00%)
Liquefied Ammonia	171,889	0.94%	285,889	3.60%	(114,000)	(39.88%)
DME	12,206,012	67.01%	1,371,697	17.27%	10,834,315	789.85%
Ammonia Water	42,878	0.24%	26,053	0.33%	16,825	64.58%
Total	18,215,622	100.00%	7,942,195	100.00%	10,273,427	129.35%

	3 Months Ended September 30, 2007		3 Months Ended September 30, 2006		Comparisons
Provinces	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Henan Province	5,900,446	32.39%	3,980,373	50.12%	1,920,073	48.24%
Guangdong Province	2,911,816	15.99%	1,819,264	22.90%	1,092,552	60.05%
Hubei Province	4,696,754	25.79%	762,422	9.60%	3,934,332	516.03%
Anhui Province	695,899	3.82%	1,127,630	14.20%	(431,731)	(38.29%)
Hunan Province	11,615	0.06%	0	0.00%	11,615	100.00%
Hebei Province	2,840,692	15.59%	0	0.00%	2,840,692	100.00%
Jiangxi Province	1,074,966	5.90%	119,318	1.50%	955,648	800.93%
Shandong Province	0	0.00%	131,832	1.66%	(131,832)	(100.00%)
Zhejiang Province	83,434	0.46%	1,356	0.02%	82,078	6,053.46%
Total	18,215,622	100.00%	7,942,195	100.00%	10,273,427	129.35%

The Company achieved revenue growth in all of its primary geographic markets for the three month period ended September 30, 2007. This increase reflected the Company’s expansion of its production, reinforcement of its marketing team and development of its potential markets.

COGS for the second quarter of fiscal year 2008 was $16,376,557, which is 89.90% of total revenues and represents a 143.12% increase as compared to $6,735,973 and 84.81% of total revenues for the second quarter of fiscal year 2007. This is mainly due to the increase of total sales, especially for DME in the alternative energy sector. With the successful operation of DME 100,000 tons project, the sales cost related to it increased as well.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

For the three months ended September 30, 2007, as compared to the three months ended September 30, 2006:

	3 Months Ended September 30, 2007		3 Months Ended September 30, 2006		Comparisons
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	18,215,622	100%	7,942,195	100%	10,273,427	129.35%
Cost of Goods Sold	16,376,557	89.90%	6,735,973	84.81%	9,640,584	143.12%
Gross Profit	1,839,065	10.10%	1,206,222	15.19%	632,843	52.46%

Gross profit is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products.

Gross profit increased $632,843 or 52.46% to $1,839,065 for the three months ended September 30, 2007 as compared to $1,206,222 for the three months ended September 30, 2006. This is mainly due to the adjustment of product structure, optimization of the production system, effective control of production cost, as well as increases in both the output and sales in the alternative energy sector which has a higher gross margin.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2008Q2	Revenues	12,206,012	0	5,455,413	339,430	171,889	42,878
	COGS	10,620,664	0	5,190,129	341,492	181,766	42,506
	Gross Profit	1,585,348	0	265,284	(2,062)	(9,877)	372
	Gross Profit %	12.99%	0.00%	4.86%	(0.61%)	(5.75%)	0.87%
2007Q2	Revenues	1,371,697	884,724	4,891,382	482,450	285,889	26,053
	COGS	993,700	769,814	4,239,408	435,247	275,076	22,728
	Gross Profit	377,997	114,910	651,974	47,203	10,813	3,325
	Gross Profit %	27.56%	12.99%	13.33%	9.78%	3.78%	12.76%
Changes	Revenues	10,834,315	(884,724)	564,031	(143,020)	(114,000)	16,825
	Revenue Growth	789.85%	(100.00%)	11.53%	(29.64%)	(39.88%)	64.58%
	Gross Margin Growth	(14.57% )	(100.00%)	(8.47%)	(10.39%)	(9.53%)	(11.89%)

Sales of urea increased $564,031 or 11.53% to $5,455,413 for the three months ended September 30, 2007 as compared to $4,891,382 for the three months ended September 30, 2006. This is mainly due to the Company’s optimizing of the urea production system, and the development of potential markets. Consequently, the sales of urea increased as compared to the same period last year.

Accordingly, the gross margin of urea decreased 8.47% to 4.86% for the three months ended September 30, 2007 as compared to 13.33% for the three months ended September 30, 2006. This is mainly due to the 6% price decrease as compared to the same period last year.

Sales of ammonium bicarbonate for the second quarter of fiscal year 2008 were $339,430, which represented a decrease of 29.64% from the same period in the prior year. This is mainly due to the Company successfully adjusting the product structure in order to fit market demand. Therefore, revenues of ammonium bicarbonate decreased as compared to the same period in the prior year.

At the same time, the gross margins of ammonium bicarbonate decreased 10.39% to (0.61)% for the three months ended September 30, 2007 as compared to the same period of the prior year. This is mainly due to the Company’s adjustment of the product structure, which resulted in a 29% decrease in sales of ammonium bicarbonate. Moreover, the price decreased 6% as compared to the same period of last year.

Sales of methanol for the three months ended September 30, 2007 decreased 100.00% to $0, from $884,724 for the three months ended September 30, 2006. This is mainly due to the fact that the Company used all self-produced methanol to produce DME in order to adjust for the expansion of DME capacity.

The gross margin of methanol relevantly decreased 100.00% to 0.00% for the three months ended September 30, 2007 as compared to 12.99% for the same period of prior year. This is mainly due to the fact that the Company used all self-produced methanol to produce DME.

Sales of liquefied ammonia decreased $114,000 or 39.88% to $171,889 for the three months ended September 30, 2007 as compared to $285,889 for the three months ended September 30, 2006. This is mainly due to the fact that the Company optimized the system and adjusted the product structure, which resulted in the decreased output in the quarter.

The gross margin of liquefied ammonia decreased 9.53% to (5.75)% for the three months ended September 30, 2007 as compared to 3.78% for the three months ended September 30, 2006. This is mainly due to the Company’s adjustment of the product structure, which resulted in sales of liquefied ammonia decreasing 39.88% as compared to the three months ended September 30, 2006.

Sales of DME increased $10,834,315 or 789.85% to $12,206,012 for the three months ended September 30, 2007 as compared to $1,371,697 for the three months ended September 30, 2006. This is mainly due to the fact that the Company expanded its DME capacity through the new 100,000 tons DME facility. Meanwhile, the Company adjusted the product structure and enhanced the marketing strategy. All these factors resulted in the increase in DME sales.

However, the gross margin of DME decreased 14.57 % to 12.99% for the three months ended September 30, 2007 as compared to 27.56% for the same period of the prior year. This is mainly due to the 2% DME price decrease as compared to the same period last year. At the same time, the raw material price increase in this quarter negatively impacted the gross margin.

Sales of ammonia water increased $16,825 or 64.58% to $42,878 for the three months ended September 30, 2007 as compared to $26,053 for the three months ended September 30, 2006. This reflects the Company’s optimization of its production technologies and the recycling and refining of certain systematic ammonia water which was subsequently sold.

The gross margin of ammonia water decreased 11.89% to 0.87% for the three months ended September 30, 2007 as compared to the same period of prior year, mainly due to the decrease of the selling price.

Operating Expenses

The Company incurred selling and distribution expenses of $208,584 for the three months ended September 30, 2007, an increase of $73,087, or 53.94%, as compared to $135,497 for the three months ended September 30, 2006. This increase is attributable to the increase in selling and distribution expense primarily related to the increase in total sales.

The Company incurred general and administrative expenses of $541,512 for the three months ended September 30, 2007, representing an increase of $324,897 or 149.99%, as compared to $216,615 for the three months ended September 30, 2006. This increase is mainly due to the expansion of operations, which resulted in an increase in General and administrative expenses. There was additional expense incurred in the period to improve employee welfare.

Income From Operations

Consolidated operating income for the three months ended September 30, 2007 increased 27.50% to $1,088,969, from $854,110 for the three months ended September 30, 2006. This increase was attributable to the increase in total revenue, especially in the higher gross margin alternative energy sector.

The Company delivered solid growth in sales, operating income, net income, and return on capital in the second quarter of fiscal 2007. These results were driven principally by strong increases in the underlying sales volume for most of our products. In the coming quarter, the Company believes that, with continued cost control efforts and improved contract execution, it will achieve a further increase in operating income. By increasing its integrated facilities management, the Company will also be able to continue increasing its operating income to reflect its sales growth and higher margins on certain products.

Income Tax

The Company incurred income tax of $160,976 for the three months ended September 30, 2007, an increase of $144,134, or 855.80%, as compared to $16,842 for the three months ended September 30, 2006. This increase results from the increase in profits.

Net Income (Loss)

The Company’s income from continuing operations for the three months ended September 30, 2007 was $842,892, representing an increase of $98,057, or 13.16%, as compared to $744,835 for the three months ended September 30, 2006. This increase is mainly due to the increase of production and revenue.

The Company’s income from discontinued operations for the three months ended September 30, 2007 was $1,761, representing a decrease of $6,595, or 78.93%, as compared to $8,356 for the three months ended September 30, 2006. This change is attributable mainly to the fact that the Company successfully sold its LPG subsidiary during the period.

The Company’s net income for the three months ended September 30, 2007 increased to $864,012 from $753,191 for the three months ended September 30, 2006. This increase reflects the firm’s optimization of production systems, improved product output and structure and a strengthening of the internal management, all of which produced the sound improvement in operations and revenue.

The Company’s comprehensive income for the three months ended September 30, 2007 increased to $945,225 from $775,046 for the three months ended September 30, 2006, mainly due to the increase in revenues, coming especially from the successful expansion of DME capacity and enhanced marketing strategy which overcame the negative impact of the increase in raw material cost.

Earnings per share dropped from $0.10 to $0.07 which is mainly due to the increase of the total number of shares outstanding. The firm had 7,500,000 shares in September 2006, and has 12,640,000 shares in September 2007. The increase of share's number was due to the transactions undertaken pursuant to the share exchange agreement between the Company, KHL and KHL’s shareholders.

Six Months Ended September 30, 2007 as compared to Six Months Ended September 30, 2006

	Six Months Ended September 30, 2007		Six Months Ended September 30, 2006		Comparisons
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	32,902,228	100.00%	17,189,339	100.00%	15,712,889	91.41%
Cost of Goods Sold	(28,450,295)	(86.47%)	(14,306,635)	(83.23%)	(14,143,660)	98.86%
Gross Profit	4,451,933	13.53%	2,882,704	16.77%	1,569,229	54.44%
Selling and distribution	(644,997)	(1.96%)	(373,087)	(2.17%)	271,910	72.88%
General & administrative	(1,020,280)	(3.10%)	(438,639)	(2.55%)	581,641	132.60%
Income from operations	2,786,656	8.47%	2,070,978	12.05%	715,678	34.56%
Interest expense, net	(261,049)	(0.79%)	(118,532)	(0.69%)	142,517	120.24%
Government grants	78,714	0.24%	0	0.00%	78,714	100.00%
Other, net	7,905	0.02%	(61,713)	(0.36%)	69,618	112.81%
Income before tax	2,612,226	7.94%	1,890,733	11.00%	721,493	38.16%
Income tax	(747,548)	(2.27%)	(399,468)	(2.32%)	348,080	87.14%
Income from continuing operation	1,864,678	5.67%	1,491,265	8.68%	373,413	25.14%
Income from discontinued operation	1,761	0.01%	3,591	0.02%	(1,830)	(50.96%)
Income from disposition of long term investment	19,931	0.06%	0	0.00%	19,931	100.00%
Net income (loss)	1,886,370	5.73%	1,494,856	8.70%	391,514	26.19%
Foreign currency translation gain	537,348	1.63%	50,452	0.29%	486,896	965.07%
Unrealized gain on marketable securities	0	0.00%	5,043	0.03%	(5,043)	(100.00%)
Other comprehensive income	360,023	1.09%	37,182	0.21%	322,841	868.27%
Comprehensive income	2,246,393	6.83%	1,532,038	8.91%	714,355	46.63%
Weighted average shares outstanding basic and diluted	12,640,000		7,500,000		5,140,000	68.53%
Net income per share, basic and diluted	0.15		0.20		(0.05)	(25%)

Revenues

Revenues for the first six months of fiscal year 2008 were $32,902,228, which represented an increase of 91.41% from the same period in the prior year. This increase is mainly due to our 100,000 tons DME project has been put into production successfully in this period and we adjusted the product mix and improved the sales force.

	6 Months Ended September 30, 2007		6 Months Ended September 30, 2006		Comparisons
Products	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Urea	14,693,406	44.66%	10,519,625	61.20%	4,173,781	39.68%
Ammonium bicarbonate	1,140,950	3.47%	1,278,812	7.44%	(137,862)	(10.78%)
Methanol	58,858	0.18%	2,150,274	12.51%	(2,091,416)	(97.26%)
Liquefied Ammonia	347,741	1.06%	308,367	1.79%	39,374	12.77%
DME	16,564,488	50.34%	2,881,826	16.77%	13,682,662	474.79%
Ammonia Water	96,785	0.29%	50,435	0.29%	46,350	91.90%
Total	32,902,228	100.00%	17,189,339	100.00%	15,712,889	91.41%

Sales of urea increased $4,173,781 or 39.68% to $14,693,406 for the six months ended September 30, 2007 as compared to $10,519,625 for the six months ended September 30, 2006. This is mainly due to the Company’s optimizing of the urea production system, and the development of potential markets. Sales of DME increased $13,682,662 or 474.79% to $16,564,488 for the six months ended September 30, 2007 as compared to $2,881,826 for the six months ended September 30, 2006. This is mainly due to the fact that the Company expanded its DME capacity through the new 100,000 tons DME facility.

Divided by regions

	6 Months Ended September 30, 2007		6 Months Ended September 30, 2006		Comparisons
Provinces	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Henan Province	10,793,087	32.80%	6,908,340	40.19%	3,884,747	56.23%
Guangdong Province	9,572,885	29.10%	4,902,841	28.52%	4,670,044	95.25%
Hubei Province	6,239,313	18.96%	1,657,420	9.64%	4,581,893	276.45%
Anhui Province	1,403,103	4.27%	2,281,334	13.27%	(878,231)	(38.50%)
Hunan Province	260,592	0.79%	178,712	1.04%	81,880	45.82%
Hebei Province	2,837,184	8.62%	0	0.00%	2,837,184	100.00%
Jiangxi Province	1,669,696	5.08%	637,812	3.71%	1,031,884	161.78%
Shandong Province	24,031	0.07%	485,511	2.83%	(461,480)	(95.05%)
Zhejiang Province	102,337	0.31%	72,531	0.42%	29,806	41.09%
Guangxi Province	0	0.00%	64,838	0.38%	(64,838)	(100.00%)
Total	32,902,228	100.00%	17,189,339	100.00%	15,712,889	91.41%

The Company achieved revenue growth in most of its current markets for the six month period ended September 30, 2007. This increase is due to the Company’s expansion of its production and development of its potential markets.

Cost of Goods Sold

COGS for the first six months of fiscal year 2008 was $28,450,295, which is 86.47% of total revenues and represents a 98.86% increase as compared to $14,306,635 and 83.23% of total revenues for the first six months of fiscal year 2007. This is mainly due to the increase of total sales, especially for DME in the alternative energy sector.

Gross Profit

For the six months ended September 30, 2007, as compared to the six months ended September 30, 2006:

	6 Months Ended September 30, 2007		6 Months Ended September 30, 2006		Comparisons
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	32,902,228	100%	17,189,339	100%	15,712,889	91.41%
Cost of Goods Sold	28,450,295	86.47%	14,306,635	83.23%	14,143,660	98.86%
Gross Profit	4,451,933	13.53%	2,882,704	16.77%	1,569,229	54.44%

Gross profit increased $1,569,229 or 54.44% to $4,451,933 for the six months ended September 30, 2007 as compared to $2,882,704 for the six months ended September 30, 2006. This is mainly due to the Company successfully optimized the production system, adjusted the product structure, as well as increases in both the output and sales in the alternative energy sector which has a higher gross margin.

Operating Expenses

The Company incurred selling and distribution expenses of $644,997 for the six months ended September 30, 2007, an increase of $271,910, or 72.88%, as compared to $373,087 for the six months ended September 30, 2006. This increase is attributable to the increase in selling and distribution expense primarily related to the increase in total sales.

The Company incurred general and administrative expenses of $1,020,280 for the six months ended September 30, 2007, representing an increase of $581,641 or 132.60%, as compared to $438,639 for the six months ended September 30, 2006. This increase is mainly due to the expansion of operations, which resulted in an increase in General and administrative expenses.

Income From Operations

Consolidated operating income for the six months ended September 30, 2007 increased 34.56% to $2,786,656, from $2,070,978 for the six months ended September 30, 2006. This increase is mainly due to the increase in total sales, especially in the higher gross margin alternative energy sector.

Income Tax

The Company incurred income tax of $747,548 for the six months ended September 30, 2007, an increase of $348,080, or 87.14%, as compared to $399,468 for the six months ended September 30, 2006. This increase results from the increase in revenues.

Net Income (Loss)

The Company’s net income for the six months ended September 30, 2007 increased to $1,886,370 from $1,494,856 for the six months ended September 30, 2006. This increase reflects the firm’s optimization of production systems, improved product output and structure and a strengthening of the internal management, all of which produced the sound improvement in operations and revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended September 30,
	2007	2006
Net cash provided by (used in)
Operating activities	$2,630,204	$378,807
Investing activities	(5,847,125)	(3,135,442)
Financing activities	7,789,445	462,818
Net change in cash and cash equivalents	4,572,524	(2,293,817)

Effect of exchange rate changes on cash and cash equivalents	267,918	(163,872)

Cash and cash equivalents at beginning of period	2,616,149	3,244,341

Cash and cash equivalents at end of period	$7,456,591	$786,652

Cash flows used in operating activities during the six months ended September 30, 2007 amounted to $2,630,204, representing a increase of $2,251,397 or 594.34% as compared with cash flows provided from operating activities of $378,807 during the six months ended September 30, 2006. The increase in cash flow from operating activities was due to the factors as follows: first, the depreciation and amortization of $939,254, which represented an increase of $217,693 or 30.17% during the six months ended September 30, 2007, as compared to the same period of prior year; second, the inventories of $1,311,970, which represented an increase of $3,997,124 or 148.86%, as compared to the six months ended September 30, 2006; third, prepayment for goods of $1,712,197, which represented a cash outflow decrease of $447,804 or 20.73, as compared to the same period of prior year; finally, taxes payable in the amount of $912,436, which represent a cash inflow increase of $655,543 or 255.18%, as compared to the six months ended September 30, 2006.

As of September 30, 2007, the cash used in investing activities was $5,847,125, which represented an increase of $2,711,683, or 86.48%, as compared to $3,135,442 for the six months ended September 30, 2006. This reflected the fact that restricted cash increased 205.23% as compared to the same period of last year. The plant and equipment increased 248.65% as compared to the same period to prior year. The construction-in-progress payment increased 10.64%, from the same period last year.

As of September 30, 2007, the cash provided by financing activities was $7,789,445, which represented an increase of $7,326,627, or 1583.05%, as compared to $462,818 for the six months ended September 30, 2006. This increase was due to the Company’s improved financing structure, including its increased use of short-term debt to increase cash inflow by $19,025,071, a 305.17% increase.

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

Capital Resources

As of September 30, 2007, our total assets were $43,823,126 and our total liabilities were $ 29,968,611. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.68.

As of September 30, 2007, our total assets were $43,823,126 and our operating revenue was $18,215,622 reflecting a total asset turnover of 0.42.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

Date: November 13, 2007	By:	/s/ Wang Gui Quan
Name: Wang Gui Quan
Title: President