Form 10QSB
period 2007-12-31
New Oriental Energy & Chemical Corp.
filed 2008-02-14
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,640,000 shares of Common Stock, $0.001 par value, outstanding as of February 14, 2008.

Transitional Small Business Disclosure Format (check One):     Yes ☐No ☑

NEW ORIENTAL ENERGY CORP., INC.

INDEX

PART I. FINANCIAL INFORMATION

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,179,799	$2,616,149
Restricted cash	7,822,947	5,430,426
Notes receivable, net of reserve of $136,900 and $0 at December 31, 2007 and March 31, 2007, respectively	574,980	1,395,858
Inventories	2,029,379	3,786,130
Prepayments for goods	3,803,457	383,639
Taxes receivable	-	155,863
Due from employees	2,344	113,275
Other assets	262,940	204,508
Current assets of the discontinued operation	-	47,084
Total current assets	23,675,846	14,132,932

Plant and equipment, net	19,757,665	11,571,652
Land use rights, net	1,569,234	1,510,695
Construction in progress	4,888,192	5,208,277
Deposits	1,817,775	267,757
Deferred taxes	52,384	646,331
Other long-term assets	31,478	39,745
Other assets of the discontinued operation	-	125,875

TOTAL ASSETS	$51,792,574	$33,503,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,965,468	$2,259,834
Other payables and accrued liabilities	546,008	409,025
Short term debt	19,801,700	7,356,933
Notes payable	-	572,781
Customer deposits	4,114,722	5,385,425
Payable to contractors	918,046	96,861
Due to related parties	4,401,901	4,041,583
Taxes payable	1,886,292	25,063
Current liabilities of the discontinued operation	-	12,711
Total current liabilities	33,634,137	20,160,216

LONG-TERM LIABILITIES
Deferred taxes	1,025,939	1,619,110
Notes payable	565,397	-
Due to employees	150,808	115,816
Total long-term liabilities	1,742,144	1,734,926

TOTAL LIABILITIES	$35,376,281	$21,895,142

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 12,640,000 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	$12,640	$12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion is $930,725 and $440,182 as of December 31, 2007 and March 31, 2007, respectively)	10,636,544	6,563,558
Accumulated other comprehensive income	1,193,904	458,719

Total Shareholders’ Equity	16,416,293	11,608,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,792,574	$33,503,264

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUES	$20,168,977	$10,639,802	$53,222,726	$27,855,298

COST OF GOODS SOLD	(15,760,191)	(8,444,015)	(44,366,458)	(23,283,578)

GROSS PROFIT	4,408,786	2,195,787	8,856,268	4,571,720

Selling and distribution	277,661	134,237	927,376	491,421

General and administrative	780,861	541,745	1,793,510	932,422

INCOME FROM OPERATIONS	3,350,264	1,519,805	6,135,382	3,147,877

OTHER INCOME (EXPENSES)

Interest expense, net	(92,231)	(93,074)	(355,489)	(213,167)

Government grants	1,350	-	81,123	-

Other income (expenses), net	35,398	(5,560)	43,332	(67,246)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,294,781	1,421,171	5,904,348	2,867,464

INCOME TAXES	(1,111,771)	(475,683)	(1,853,053)	(1,035,062)

INCOME FROM CONTINUING OPERATIONS	2,183,010	945,488	4,051,295	1,832,402

DISCONTINUED OPERATION

Income from discontinued operation	-	6,316	1,761	9,484
Income from disposition of long term investment	-	-	19,930	-

NET INCOME	2,183,010	951,804	4,072,986	1,841,886

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Foreign currency translation gain	559,942	109,950	1,097,290	329,855

OTHER COMPREHENSIVE INCOME BEFORE TAX	559,942	109,950	1,097,290	329,855

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	(184,781)	(36,284)	(362,105)	(108,852)

OTHER COMPREHENSIVE INCOME, NET	375,161	73,666	735,185	221,003

COMPREHENSIVE INCOME	$2,558,171	1,025,470	4,808,171	$2,062,889

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	10,908,043	12,640,000	8,640,145

INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.17	$0.09	$0.32	$0.21

INCOME PER SHARE FROM INCOME FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$-	$0.00	$0.00	$0.00

NET INCOME PER SHARE, BASIC AND DILUTED	$0.17	$0.09	$0.32	$0.21

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,072,986	$1,841,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,516,482	1,184,820
Deferred taxes	(244,287)	108,652
Provision for notes receivable	136,900	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	-	(87,467)
Inventories	1,756,751	(2,446,595)
Prepayments for goods	(3,419,818)	(3,588,210)
Other assets	(58,432)	(932,692)
Taxes receivable	155,863	-
Discontinued operation	-	(268,708)

Increase (Decrease) In:
Accounts payable	(294,366)	1,225,036
Other payables and accrued liabilities	136,983	219,321
Customer deposits	(1,270,703)	7,818,559
Taxes payable	1,861,228	567,333
Discontinued operation	-	331,695
Net cash provided by operating activities	4,349,587	5,973,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,392,521)	(2,745,873)
Purchases of plant and equipment	(1,584,775)	(1,166,829)
Long-term investment	-	(26,893)
Purchases of marketable securities	-	12,580
Deposit for equipment	-	(985,953)
Deposit for land use right	(882,530)	-
Proceeds from disposition of long term investment	143,414	-
Proceeds from disposition of plant and equipment	18,795	-
Repayment (issuance) of notes receivable	19,032	(59,160)
Purchases of construction in progress	(5,988,410)	(1,467,971)
Due from employees	110,930	-
Net cash used in investing activities	(10,556,065)	(6,440,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	24,880,692	589,281
Repayments of short-term debt	(12,909,673)	(896,436)
Advances from related parties	388,499	(297,100)
Proceeds from notes payable	-	2,442,402
Net cash provided by financing activities	12,359,518	1,838,147

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,153,040	1,371,678

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006

Effect of exchange rate changes on cash	410,610	289,575
Cash and cash equivalents at beginning of period	2,616,149	3,281,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,179,799	$4,943,014

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$250,692
Interest paid	$157,094	$317,106

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine months ended December 31, 2007 and 2006, $7,435,991 and $1,553,753 was transferred from construction in progress to plant and equipment, respectively.

During the nine months ended December 31, 2007 and 2006, $0 and $962,143 was transferred from deposits to land use rights, respectively.

During the nine months ended December 31, 2007 and 2006, $32,760 and $0 was transferred from deposits to plant and equipment, respectively.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (Formerly Sports Sources, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was reached between the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders. The Company issued 7,500,000 shares representing 59.34% of total common stock in exchange of 100% of KHL common stock at the completion of the transaction. Henan Jinding Chemical Co., Ltd. (“Henan Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

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

On November 13, 2007, Luoshan Jinding Chemical Co., Ltd. (“Luoshan Jinding”) was incorporated as a wholly owned subsidiary of Henan Jinding under the law of the People’s Republic of China (“PRC”).

The principal activities of the Company are the manufacture and distribution of fuel and fertilizer products. The products are distributed to Chinese markets.

2.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10−QSB and Item 310(b) of Regulation S−B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10−KSB. These interim financial statements should be read in conjunction with that report.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) ( 100% subsidiary of KHL)

(iii)	Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) ( 100% subsidiary of Henan Jinding)

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Major Customers	Sales		Customer Deposits
	Nine Months Ended December 31,		December 31,	March 31,
	2007	2006	2007	2007
Company A	22.5%	17.2%	3.9%	62.1%
Company B	11.0%	-	14.3%	-
Company C	7.4%	8.7%	4.8%	3.3%
Company D	6.6%	-	12.6%	-
Company E	-	7.3%	-	7.5%
Company F	-	5.2%	-	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Major Suppliers	Purchases		Accounts Payable/Deposits*
	Nine Months Ended December 31,		December 31,	March 31,
	2007	2006	2007	2007
Company G	17.6%	-	0.4%	-
Company H	17.0%	-	7.4%	-
Company I	14.4%	-	-	-
Company J	12.3%	10.4%	27.0%	(12.7%)
Company K	-	12.7%	-	0.0%
Company L	-	10.2%	-	0.0%
Company M	-	9.8%	-	(8.4%)

* Percentages for Company J and M represent accounts payable, and for Company G, H and J represent deposits.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivables, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term notes payable are estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable is not significantly different from the carrying value at March 31, 2007.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America. Included in cash and cash equivalents at December 31, 2007 are $2,738,000 of time deposits that mature in January 2008.

Restricted cash represents time deposits on account to secure short-term debt. See Note 9. These balances are subject to withdrawal restrictions and totaled $7,822,947 and $5,430,246 at December 31, 2007 and March 31, 2007, respectively.

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

As of December 31, 2007 and March 31, 2007, the Company has no reserve against inventories.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

	March 31, 2007	December 31, 2007	December 31, 2006
Period end RMB: US$ exchange rate	7.7342	7.3046	7.8087
Average period RMB: US$ exchange rate	7.8756	7.5194	7.9128

(j) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes−−an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positionstaken or expected to be taken in an income tax return. FIN 48 presents a two−step process for evaluating a tax position. The first step is to determine whether it is more−likely−than−not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more−likely−than−not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

3.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

(j) New Accounting Pronouncements (continued)

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of SFAS No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the results or operations or consolidated financial position.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2007	March 31, 2007
	Unaudited
Finished goods	$620,654	$2,626,187
Raw materials	1,102,034	561,995
Packing materials	306,691	597,948
Total inventories	$2,029,379	$3,786,130

The net book value of $620,654 and $0 of finished goods inventory is pledged as collateral for short-term bank loans at December 31, 2007 and March 31, 2007, respectively. See Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)
5. RELATED PARTY TRANSACTIONS

(I) Due to Related Parties

	December 31, 2007	March 31, 2007
	Unaudited

Xinyang Hong Chang Pipeline Gas Co,. Ltd.(a)	$3,970,101	$3,749,580
Long Triumph Investments Limited(b)	424,648	162,209
Chen Siqiang(c)	-	129,296
Due to employees	7,152	498
	$4,401,901	$4,041,583

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd.. The amount is unsecured. Included in the $3,970,101 is $2,338,001 which has interest at 8.748% per annum and is due on April 15, 2008. The interest expense of $41,688 was capitalized in construction in progress, since the amount was used for construction. Also see Note 8. The balance of $1,232,100 is interest free and has no fixed repayment terms.

(b)
Long Triumph Investment Limited is a shareholder of the Company. The amount represents advances from Long Triumph Investment Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount was unsecured, had interest at 7.2% per annum and was due on August 3, 2008. The amount was repaid in December of 2007.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

6. PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2007	March 31, 2007
	Unaudited
At cost:
Buildings	$2,144,815	$1,362,587
Machinery	22,748,453	13,737,425
Motor vehicles	296,905	295,231
Office equipment	229,393	109,900
	25,419,566	15,505,143
Less: Accumulated depreciation
Buildings	282,987	215,272
Machinery	5,198,914	3,584,558
Motor vehicles	117,206	97,162
Office equipment	62,794	36,499
	5,661,901	3,933,491
Plant and equipment, net	$19,757,665	$11,571,652

Depreciation expense for the nine months ended December 31, 2007 and 2006 is $1,486,507 and $1,164,789, respectively.

7.  LAND USE RIGHTS

	December 31, 2007	March 31, 2007
	Unaudited
Cost	$1,681,267	$1,587,880
Less: Accumulated amortization	112,033	77,185
Land use rights, net	$1,569,234	$1,510,695

Amortization expense for the nine months ended December 31, 2007 and 2006 is 29,975 and $20,031, respectively.

The net book value of $1,569,234 and $1,510,695 of the land use rights are pledged as collateral for short-term bank loans at December 31, 2007 and March 31, 2007, respectively. See Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

8.CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31, 2007	March 31, 2007
	Unaudited
Machinery	$3,976,208	$1,823,426
Plant	911,984	3,383,946
Other	—	905
	$4,888,192	$5,208,277

Capitalized interest for the nine months ended December 31, 2007 and 2006 is $41,688 and $0, respectively.

9.SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31, 2007	March 31, 2007
Bank Loans:	Unaudited

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights.	$2,738,001	$-

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights.	2,738,001	-

Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.6% per annum, collateralized by finished goods inventory.	2,738,001	-

Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory.	2,190,401	-

Rural Credit Cooperatives, Due July 24, 2007, interest rate at 11.16% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co.Ltd. (Subsequently repaid in July 2007)	-	504,254

Bank of China Luoshan Branch, Due March 31, 2007, interest rate at 5.58% per annum, collateralized by a land use right. (Subsequently repaid in April 2007)	-	1,292,958

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	December 31, 2007	March 31, 2007
	Unaudited
Notes Payable to Unrelated Companies:

Due January 5, 2008 (subsequently repaid on its due date)	$246,420	$-
Due January 6, 2008 (subsequently repaid on its due date)	342,250	-
Due January 9, 2008 (subsequently repaid on its due date)	547,600	-
Due January 12, 2008 (subsequently repaid on its due date)	246,420	-
Due January 13, 2008 (subsequently repaid on its due date)	95,830	-
Due January 17, 2008 (subsequently repaid on its due date)	191,660	-
Due January 25, 2008 (subsequently repaid on its due date)	451,770	-
Due January 30, 2008 (subsequently repaid on its due date)	581,825	-
Due February 7, 2008	123,210	-
Due February 9, 2008	184,815	-
Due February 15, 2008	205,624	-
Due February 16, 2008	342,250	-
Due February 20, 2008	109,520	-
Due February 23, 2008	143,745	-
Due February 24, 2008	410,700	-
Due February 29, 2008	608,042	-
Due March 6, 2008	164,280	-
Due March 12, 2008	383,320	-
Due March 28, 2008	68,450	-
Due April 11, 2008	177,970	-
Due April 15, 2008	872,053	-
Due April 17, 2008	32,856	-
Due April 19, 2008	238,206	-
Due April 30, 2008	547,600	-
Due May 13, 2008	273,800	-
Due May 23, 2008	273,800	-
Due May 28, 2008	574,980	-
Due May 30, 2008	136,900	-
Due June 5, 2008	547,600	-
Due June 26, 2008	273,800	-
Due July 5, 2007 (subsequently repaid on its due date)	-	129,295
Due July 23, 2007 (subsequently repaid on its due date)	-	646,478
Due August 5, 2007 (subsequently repaid on its due date)	-	387,888

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	December 31, 2007	March 31, 2007
	Unaudited
Notes Payable to Unrelated Companies:

Due August 13, 2007 (subsequently repaid on its due date)	$-	$387,888
Due September 13, 2007 (subsequently repaid on its due date)	-	387,888
Due September 26, 2007 (subsequently repaid on its due date)	-	258,591
Due April 11, 2007 (subsequently repaid on its due date)	-	374,958
Due April 24, 2007 (subsequently repaid on its due date)	-	336,169
Due May 1, 2007 (subsequently repaid on its due date)	-	258,592
Due May 7, 2007 (subsequently repaid on its due date)	-	387,888
Due May 17, 2007 (subsequently repaid on its due date)	-	193,943
Due May 20 2007 (subsequently repaid on its due date)	-	387,888
Due May 23, 2007 (subsequently repaid on its due date)	-	387,888
Due June 6, 2007 (subsequently repaid on its due date)	-	387,888
Due June 19, 2007 (subsequently repaid on its due date)	-	387,888
Due June 27, 2007 (subsequently repaid on its due date)	-	258,591
	$19,801,700	$7,356,933

Interest expense for the nine months ended December 31, 2007 and 2006 is $161,714 and $50,773, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $7,031 and $4,198 for the nine months ended December 31, 2007 and 2006, respectively.

Restricted cash of $7,822,947 and $5,430,426 collateralizes notes payable at December 31, 2007 and March 31, 2007, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

10. INCOME TAXES

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have reflected into the accounts by best estimation method.

Income tax expense is summarized as follows:

	Nine Months Ended December 31,
	2007	2006
	Unaudited	Unaudited
Current:
CIT	$2,826,607	$65,041

Deferred:
CIT	(973,554)	970,021

Income tax expense	$1,853,053	$1,035,062

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	Nine Months Ended December 31,
	2007	2006
	Unaudited	Unaudited

Computed “expected” expense	$2,054,923	$949,393
Permanent differences	(201,870)	85,669

Income tax expense	$1,853,053	$1,035,062

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

10. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2007	March 31, 2007
	Unaudited
Deferred tax assets:
Non-current portion:
Cost of sales	$-	$603,158
Payroll	5,692	7,096
Other expenses	12,467	36,077
Provision of notes receivable	34,225	-
Total deferred tax assets	52,384	646,331

Deferred tax liabilities:
Non-current portion:
Depreciation	375,165	495,756
Amortization	28,862	30,910
Welfare	18,503	54,758
Cost of sales	279,365	776,372
Government grants	55,102	42,668
Other income	268,942	218,646

Total deferred tax liabilities	1,025,939	1,619,110
-
Net deferred tax liabilities	$(973,555)	$(972,779)

11. SEGMENT REPORTING

The Company operates in one business segment, the development, production and distribution of fertilizer and chemical products.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

11. SEGMENT REPORTING (CONTINUED)

The revenue, cost of goods sold (“COGS”) and gross profit of each product within each segment are as follows:

Fuel Segment:

	For The Nine Months Ended December 31, 2007
	DME	Methanol	Segment Total
Revenues	$27,351,989	$409,205	$27,761,194
COGS	22,784,064	299,149	23,083,213
Gross Profit	4,567,925	110,056	4,677,981

	For The Nine Months Ended December 31, 2006
	DME	Methanol	Segment Total
Revenues	$3,809,889	$4,699,148	$8,509,037
COGS	2,738,094	3,585,808	6,323,902
Gross Profit	1,071,795	1,113,340	2,185,135

Fertilizer Segment:

		For The Nine Months Ended December 31, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$22,648,524	$1,875,453	$771,453	$166,102	$25,461,532
COGS	18,521,656	1,842,673	768,908	150,008	21,283,245
Gross Profit	4,126,867	32,780	2,546	16,094	4,178,287

		For The Nine Months Ended December 31, 2006
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$16,359,947	$1,528,833	$1,355,892	$101,589	$19,346,261
COGS	14,238,000	1,328,234	1,302,192	91,250	16,959,676
Gross Profit	2,121,947	200,599	53,700	10,339	2,386,585

12.LITIGATION

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Factory and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Factory (the principal shareholder of Luoshan Fertilizer Factory). Under the Luoshan Agreement, Jinding was to receive reimbursements of $650,000 from each of the Luoshan county government and the Xi county government, which were to be received before December 29, 2007.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending.

The Company provided a provision against the Xi county government notes receivable at December 31, 2007 for $136,900. While the amount due from Luoshan county government has still not been collected, the Company believes the amount is collectible and no reserve was needed at this time.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended December 31, 2007. The condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the United States (“GAAP”).

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes−−an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positionstaken or expected to be taken in an income tax return. FIN 48 presents a two−step process for evaluating a tax position. The first step is to determine whether it is more−likely−than−not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more−likely−than−not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of SFAS No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the results or operations or consolidated financial position.

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

RESULT OF OPERATIONS

Three Months Ended December 31, 2007 as compared to
Three Months Ended December 31, 2006

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	20,168,977	100.00%	10,639,802	100.00%	9,529,175	89.56%
Cost of Goods Sold	(15,760,191)	(78.14%)	(8,444,015)	(79.36%)	(7,316,176)	86.64%
Gross Profit	4,408,786	21.86%	2,195,787	20.64%	2,212,999	100.78%
Selling and distribution	(277,661)	(1.38%)	(134,237)	(1.26%)	(143,424)	106.84%
General & administrative	(780,861)	(3.87%)	(541,745)	(5.09%)	(239,116)	44.14%
Income from operations	3,350,264	16.61%	1,519,805	14.28%	1,830,459	120.44%
Interest expense, net	(92,231)	(0.46%)	(93,074)	(0.87%)	(843)	(0.91%)
Government grants	1,350	0.01%	0	0.00%	1,350	100.00%
Other, net	35,398	0.18%	(5,560)	(0.05%)	40,958	736.65%
Income before tax	3,294,781	16.34%	1,421,171	13.36%	1,873,610	131.84%
Income tax	(1,111,771)	(5.51%)	(475,683)	(4.47%)	(636,088)	133.72%
Income from continuing operation	2,183,010	10.82%	945,488	8.89%	1,237,522	130.89%
Discontinued operation	0	0.00%	6,316	0.06%	(6,316)	(100.00%)
Net income (loss)	2,183,010	10.82%	951,804	8.95%	1,231,206	129.35%
Foreign currency translation gain	559,942	2.78%	109,950	1.03%	449,992	409.27%
Other comprehensive income	375,161	1.86%	73,666	0.69%	301,495	409.27%
Comprehensive income	2,558,171	12.68%	1,025,470	9.64%	1,532,701	149.46%
Weighted average shares outstanding basic and diluted	12,640,000		10,908,043
Net income per share, basic and diluted	0.17		0.09

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the third quarter of fiscal year 2008 were $20,168,977, which represented an increase of 89.56% from the same period in the prior year. This increase is mainly due to the Company positively developed the new markets, optimized the product mix, improved the output of all products, and the DME sales in the alternative fuel sector increased dramatically.

	3 Months Ended December 31, 2007		3 Months Ended December 31, 2006		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Urea	7,870,570	39.02%	5,798,066	54.49%	2,072,504	35.74%
Ammonium bicarbonate	729,699	3.62%	243,590	2.29%	486,109	199.56%
Methanol	354,538	1.76%	2,551,955	23.99%	(2,197,417)	(86.11%)
Liquefied Ammonia	425,261	2.11%	1,052,770	9.89%	(627,509)	(59.61%)
DME	10,719,893	53.15%	942,236	8.86%	9,777,657	1037.71%
Ammonia Water	69,016	0.34%	51,185	0.48%	17,831	34.84%
Total	20,168,977	100.00%	10,639,802	100.00%	9,529,175	89.56%

	3 Months Ended December 31, 2007		3 Months Ended December 31, 2006		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	7,310,579	36.25%	4,076,520	38.31%	3,234,059	79.33%
Guangdong Province	4,492,459	22.27%	1,417,458	13.32%	3,075,001	216.94%
Hubei Province	3,774,562	18.72%	1,317,661	12.38%	2,456,901	186.46%
Anhui Province	1,079,847	5.35%	3,045,814	28.63%	(1,965,967)	(64.55%)
Hunan Province	10,470	0.05%	384,355	3.61%	(373,885)	(97.28%)
Hebei Province	2,825,976	14.01%	0	0.00%	2,825,976	100.00%
Jiangxi Province	610,681	3.03%	212,622	2.00%	398,058	187.21%
Shandong Province	0	0.00%	185,372	1.74%	(185,372)	(100.00%)
Zhejiang Province	64,403	0.32%	0	0.00%	64,403	100.00%
Total	20,168,977	100.00%	10,639,802	100.00%	9,529,175	89.56%

The Company achieved revenue growth in all of its primary geographic markets for the three months ended December 31, 2007. This increase reflected the Company’s adjustment of its production, utilizing the new DME capacity, reinforcement of its market strategy and expansion of the market share.

Cost of Goods Sold (“COGS”) for the third quarter of fiscal year 2008 was $15,760,191, which is 78.14% of total revenues and represents a 86.64% increase as compared to $8,444,015 and 79.36% of total revenues for the third quarter of fiscal year 2007. This is mainly due to the increase of total sales, especially for DME in the alternative energy sector, the sales cost related to it increased as well.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

For the three months ended December 31, 2007, as compared to the three months ended December 31, 2006:

	3 Months Ended December 31, 2007		3 Months Ended December 31, 2006		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	20,168,977	100%	10,639,802	100%	9,529,175	89.56%
Cost of Goods Sold	15,760,191	78.14%	8,444,015	79.36%	7,316,176	86.64%
Gross Profit	4,408,786	21.86%	2,195,787	20.64%	2,212,999	100.78%

Gross profit is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products.

Gross profit increased $2,212,176 or 100.78% to $4,408,786 for the three months ended December 31, 2007 as compared to $2,195,787 for the three months ended December 31, 2006. This is mainly due to the Company expanded both output and sale of DME, adjusted the product structure, and optimized the production system, as well as control of the production cost.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2008Q3	Revenues	10,719,893	354,538	7,870,570	729,699	425,261	69,016
	COGS	8,343,681	246,398	5,976,187	709,639	422,964	61,322
	Gross Profit	2,376,212	108,140	1,894,383	20,060	2,297	7,694
	Gross Profit %	22.16%	30.50%	24.07%	2.75%	0.54%	11.15%
2007Q3	Revenues	942,236	2,551,955	5,798,066	243,590	1,052,770	51,185
	COGS	595,115	1,602,687	4,978,123	225,253	1,000,892	41,945
	Gross Profit	347,121	949,268	819,943	18,337	51,878	9,240
	Gross Profit %	36.84%	37.20%	14.14%	7.53%	4.93%	18.05%
Changes	Revenues	9,777,657	(2,197,417)	2,072,504	486,109	(627,509)	17,831
	Revenue Growth	1037.71%	(86.11%)	35.74%	199.56%	(59.61%)	34.84%
	Gross Margin Growth	(14.67%)	(6.70%)	9.93%	(4.78%)	(4.39%)	(6.90%)

Sales of urea increased $2,072,504 or 35.74% to $7,870,570 for the three months ended December 31, 2007 as compared to $5,798,066 for the three months ended December 31, 2006. This is mainly due to the Company’s optimizing of the urea production system, and the development of potential markets. Consequently, the sales of urea increased as compared to the same period last year.

Accordingly, the gross margin of urea increased 9.93% to 24.07% for the three months ended December 31, 2007 as compared to 14.14% for the three months ended December 31, 2006. This is mainly due to the production cost decreased through optimizing the production system, as well as the sales of urea increased as compared to the same period last year.

Sales of ammonium bicarbonate for the third quarter of fiscal year 2008 were $729,699, which represented an increase of 199.56% from the same period in the prior year. This is mainly due to the Company’s optimizing of the ammonium bicarbonate production system, and the development of potential markets. Therefore, the sales of ammonium bicarbonate increased as compared to the same period last year.

However, the gross margins of ammonium bicarbonate decreased 4.78% to 2.75% for the three months ended December 31, 2007 as compared to the same period of the prior year. This is mainly due to the price increased in raw material as compared to the same period last year.

Sales of methanol for the three months ended December 31, 2007 decreased 86.11% to $354,538, from $2,551,955 for the three months ended December 31, 2006. This is mainly due to the fact that the Company used most of our self-produced methanol to produce DME in order to adjust for the expansion of DME capacity.

The gross margin of methanol relevantly decreased 6.70% to 30.50% for the three months ended December 31, 2007 as compared to 37.20% for the same period of prior year. This is mainly due to the fact that the Company used most of our self-produced methanol to produce DME. Moreover, the price increased in raw material as compared to same period last year.

Sales of liquefied ammonia decreased $627,509 or 59.61% to $425,261 for the three months ended December 31, 2007 as compared to $1,052,770 for the three months ended December 31, 2006. This is mainly due to the fact that the Company optimized the system, adjusted the product structure, which resulted in the decreased output in the quarter.

The gross margin of liquefied ammonia relatively decreased 4.39% to 0.54% for the three months ended December 31, 2007 as compared to 4.93% for the three months ended December 31, 2006. This is mainly due to the Company’s adjustment of the product structure, which resulted in sales of liquefied ammonia decreasing 59.33% as compared to the three months ended December 31, 2006.

Sales of DME increased $9,777,658 or 1037.71% to $10,719,893 for the three months ended December 31, 2007 as compared to $942,235 for the three months ended December 31, 2006. This is mainly due to the fact that the Company utilized capacity of the new 100,000 tons DME facility. Meanwhile, the Company adjusted the product structure and enhanced the marketing strategy. All these factors resulted in the increase in DME sales.

However, the gross margin of DME decreased 14.67 % to 22.16% for the three months ended December 31, 2007 as compared to 36.84% for the same period of the prior year. This is mainly due to the raw material, namely the outside methanol price increase in this quarter negatively impacted the gross margin.

Sales of ammonia water increased $17,831 or 34.84% to $69,016 for the three months ended December 31, 2007 as compared to $51,185 for the three months ended December 31, 2006. This reflects the Company’s optimization of its production technologies and the recycling and refining of certain systematic ammonia water which was subsequently sold.

The gross margin of ammonia water decreased 6.90% to 11.15% for the three months ended December 31, 2007 as compared to the same period of prior year, mainly due to the decrease of raw material price.

Operating Expenses

The Company incurred selling and distribution expenses of $277,661 for the three months ended December 31, 2007, an increase of $143,424, or 106.84%, as compared to $134,237 for the three months ended December 31, 2006. This increase is attributable to the increase in total sales and the increase of freight.

The Company incurred general and administrative expenses of $780,861 for the three months ended December 31, 2007, representing an increase of $239,116 or 44.14%, as compared to $541,745 for the three months ended December 31, 2006. This increase is mainly due to the expansion of operations. There was additional expense incurred in the period to improve employee welfare.

Income From Operations

Consolidated operating income for the three months ended December 31, 2007 increased 120.44% to $3,350,264, from $1,519,805 for the three months ended December 31, 2006. This increase was attributable to the increase in total revenue, especially in the higher gross margin alternative energy sector.

The Company delivered solid growth in sales, operating income, net income, and return on capital in the third quarter of fiscal 2008. These results were driven principally by strong increases in the underlying sales volume for most of our products. In the coming quarter, the Company believes that, with continued cost control efforts and improved contract execution, it will achieve a further increase in operating income. By increasing its integrated facilities, the Company will also be able to continue increasing its operating income to reflect its sales growth and higher margins on certain products.

Income Tax

The Company incurred income tax of $1,111,771 for the three months ended December 31, 2007, an increase of $636,088, or 133.72%, as compared to $475,683 for the three months ended December 31, 2006. This increase results from the increase in total revenues.

Net Income (Loss)

The Company’s net income for the three months ended December 31, 2007 was $2,183,010, representing an increase of $1,231,206, or 129.35%, as compared to $951,804 for the three months ended December 31, 2006. This increase is mainly due to the Company utilized the capacity of new DME facility in alternative fuel sector, optimized the market strategy, as well as expanded both output and sale of all products.

The Company’s comprehensive income for the three months ended December 31, 2007 increased to $2,558,171 from $1,025,470 for the three months ended December 31, 2006, which is mainly due to the increase in revenues, especially from the new DME capacity, enhanced marketing strategy which overcame the negative impact of the increase in raw material cost, the expansion of market share, as well as the optimization of the product mix.

Earnings per share increased from $0.09 to $0.17 which is mainly due to the increase of the total revenues. The firm had 10,908,043 shares in December 2006, and has 12,640,000 shares in December 2007. The increase of share's number was due to the transactions undertaken pursuant to the share exchange agreement between the Company, KHL and KHL’s shareholders.

Nine Months Ended December 31, 2007 as compared to Nine Months Ended December 31, 2006

	Nine Months Ended December 31, 2007		Nine Months Ended December 31, 2006		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Growth in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	53,222,726	100.00%	27,855,298	100.00%	25,367,428	91.07%
Cost of Goods Sold	(44,366,458)	(83.36%)	(23,283,578)	(83.59%)	(21,082,880)	90.55%
Gross Profit	8,856,268	16.64%	4,571,720	16.41%	4,284,548	93.72%
Selling and distribution	(927,376)	(1.74%)	(491,421)	(1.76%)	(435,955)	88.71%
General & administrative	(1,793,510)	(3.37%)	(932,422)	(3.35%)	(861,088)	92.35%
Income from operations	6,135,382	11.53%	3,147,877	11.30%	2,987,505	94.91%
Interest expense, net	(355,489)	(0.67%)	(213,167)	(0.77%)	(142,322)	66.77%
Government grants	81,123	0.15%	0	0.00%	81,123	100.00%
Other, net	43,332	0.08%	(67,246)	(0.24%)	110,578	164.44%
Income before tax	5,904,348	11.09%	2,867,464	10.29%	3,036,884	105.91%
Income tax	(1,853,053)	(3.48%)	(1,035,062)	(3.72%)	817,991	79.03%
Income from continuing operation	4,051,295	7.61%	1,832,402	6.58%	2,218,893	121.09%
Income from discontinued operation	1,761	0.00%	9,484	0.03%	(7,723)	(81.43%)
Income from disposition of long term investment	19,930	0.04%	0	0.00%	19,930	100.00%
Net income (loss)	4,072,986	7.65%	1,841,886	6.61%	2,231,100	121.13%
Foreign currency translation gain	1,097,290	2.06%	329,855	1.18%	767,435	232.66%
Other comprehensive income	735,184	1.38%	221,003	0.79%	514,181	232.66%
Comprehensive income	4,808,170	9.03%	2,062,889	7.41%	2,745,281	133.08%
Weighted average shares outstanding basic and diluted	12,640,000		8,640,145		3,999,855	46.29%
Net income per share, basic and diluted	0.32		0.21		0.11	51.16%

Revenues

Revenues for the nine months of fiscal year 2008 were $53,222,726, which represented an increase of 91.07% from the same period in the prior year. This increase is mainly due to the Company’s adjustment of its production, utilizing the new DME capacity, reinforcement of its market strategy and expansion of the market share.

	9 Months Ended December 31, 2007		9 Months Ended December 31, 2006		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Urea	22,648,524	42.56%	16,359,947	58.73%	6,288,577	38.44%
Ammonium bicarbonate	1,875,453	3.52%	1,528,833	5.49%	346,620	22.67%
Methanol	409,205	0.77%	4,699,148	16.87%	(4,289,943)	(91.29%)
Liquefied Ammonia	771,453	1.45%	1,355,892	4.87%	(584,439)	(43.10%)
DME	27,351,989	51.39%	3,809,889	13.68%	23,542,100	617.92%
Ammonia Water	166,102	0.31%	101,589	0.36%	64,513	63.50%
Total	53,222,726	100.00%	27,855,298	100.00%	25,367,428	91.07%

Sales of urea increased $6,288,577 or 38.44% to $22,648,524 for the nine months ended December 31, 2007 as compared to $16,359,947 for the nine months ended December 31, 2006. This is mainly due to the Company’s optimizing of the urea production system, and the development of potential markets. Sales of DME increased $23,542,100 or 617.92% to $27,351,989 for the nine months ended December 31, 2007 as compared to $3,809,889 for the nine months ended December 31, 2006. This is mainly due to the fact that the new 100,000 tons DME facility put into production. Sales of methanol decreased $4,289,943 or 91.29% to $409,205 for the nine months ended December 31, 2007 as compared to $4,699,148 for the nine months ended December 31, 2006. This is mainly due to the fact that the Company used all the self produced methanol as the raw material to produce DME.

Divided by regions

	9 Months Ended December 31, 2007		9 Months Ended December 31, 2006		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	17,683,138	33.22%	10,784,762	38.72%	6,898,376	63.96%
Guangdong Province	13,837,136	26.00%	6,399,107	22.97%	7,438,029	116.24%
Hubei Province	10,418,522	19.58%	2,973,409	10.67%	7,445,113	250.39%
Anhui Province	2,543,348	4.78%	5,368,677	19.27%	(2,825,329)	(52.63%)
Hunan Province	268,714	0.51%	567,576	2.04%	(298,862)	(52.66%)
Hebei Province	5,917,324	11.12%	0	0.00%	5,917,324	100.00%
Jiangxi Province	2,369,812	4.45%	892,991	3.21%	1,476,821	165.38%
Shandong Province	23,881	0.04%	716,010	2.57%	(692,128)	(96.66%)
Zhejiang Province	160,851	0.30%	80,546	0.29%	80,305	99.70%
Guangxi Province	0	0.00%	72,220	0.26%	(72,220)	(100.00%)
Total	53,222,726	100.00%	27,855,298	100.00%	25,367,428	91.07%

The Company achieved revenue growth in most of its current markets for the nine month period ended December 31, 2007. This increase is due to the Company’s expansion of its production and development of its potential markets.

Cost of Goods Sold

COGS for the nine months of fiscal year 2008 was $44,366,458, which is 83.36% of total revenues and represents a 90.55% increase as compared to $23,283,578 and 83.59% of total revenues for the nine months of fiscal year 2007. This is mainly due to the increase of total sales, especially for DME in the alternative energy sector.

Gross Profit

For the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006:

	9 Months Ended December 31, 2007		9 Months Ended December 31, 2006		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	53,222,726	100%	27,855,298	100%	25,367,428	91.07%
Cost of Goods Sold	44,366,458	83.36%	23,283,578	83.59%	21,082,880	90.55%
Gross Profit	8,856,268	16.64%	4,571,720	16.41%	4,284,548	93.72%

Gross profit increased $4,284,548 or 93.72% to $8,856,268 for the nine months ended December 31, 2007 as compared to $4,571,720 for the nine months ended December 31, 2006. This is mainly due to the Company expanded both output and sale of DME, adjusted the product structure, and optimized the production system, as well as control of the production cost.

Operating Expenses

The Company incurred selling and distribution expenses of $927,376 for the nine months ended December 31, 2007, an increase of $435,955, or 88.71%, as compared to $491,421 for the nine months ended December 31, 2006. This increase is attributable to the increase in total sales and the increase of freight.

The Company incurred general and administrative expenses of $1,793,510 for the nine months ended December 31, 2007, representing an increase of $861,088 or 92.35%, as compared to $932,422 for the nine months ended December 31, 2006. This increase is mainly due to the expansion of operations. Meanwhile, there was additional expense incurred in the period to improve employee welfare.

Income From Operations

Consolidated operating income for the nine months ended December 31, 2007 increased 94.91% to $6,135,382, from $3,147,877 for the nine months ended December 31, 2006. This increase is mainly due to the increase in total sales, especially in the higher gross margin alternative energy sector.

Income Tax

The Company incurred income tax of $1,853,053 for the nine months ended December 31, 2007, an increase of $817,991, or 79.03%, as compared to $1,035,062 for the nine months ended December 31, 2006. This increase results from the increase in revenues.

Net Income (Loss)

The Company’s net income for the nine months ended December 31, 2007 increased to $4,072,986 from $1,841,886 for the nine months ended December 31, 2006. This increase reflects the firm’s optimization of production systems, improvement in product output and structure, and the utilization of the capacity of new DME facility, all of which produced the sound improvement in operations and revenue.

Summary and Outlook

As reported, revenues for the three month period ended December 31, 2007 were 89.56% above the results in the same period in the prior fiscal year, a substantial increase reflecting successful implementation of the strategy to increase the company's DME output and grow its alternative energy thrust. This sharp increase nevertheless was 8% below the $22 million revenue figure the Company anticipated in guidance it provided in its second quarter earnings release issued on November 14, 2007. The $1.8 million shortfall was almost entirely a consequence of lower than planned DME output. Specifically, DME sales volume (in tons) dropped 28.4% during the period even as the DME price went up 19.7% for the same period. The main reason for this was the increase in the price of methanol, which is the feedstock of DME. Since November, it has been difficult for the Company to obtain the methanol it requires within a reasonable price range. At times, the Company has sold a small portion of its self-produced methanol when the price of methanol was high enough to result in a negative gross margin negative for the production of DME.

It should be noted that the Company had not previously made any external estimate with respect to net profit, but was very pleased with the substantial increase it achieved mainly as a consequence of its decision to increase and optimize its production system. Specifically, it saw an improvement over the second quarter of the current fiscal year in the profit on DME (an increase of 8.5%) and a strong jump (an increase of 18.2% over the second quarter of the current fiscal year, and an increase of 8.9% over the third quarter of the prior year) in the gross profit on Urea, its principal fertilizer product. For DME, the increase was mainly due to (1) the 10 days’ system overhaul undertaken in the second quarter of the current fiscal year, and (2) the mark up in the price of DME. Although the price of methanol, a feedstock of DME, also increased during this period, the Company was in the fortunate position of being able to have approximately 25% of its methanol self-made, which played a significant role in maintaining its gross margin. For Urea, the increase was mainly due to the rise in market price (an increase of 21% over the price in the second quarter of the current fiscal year) and the limited price increase in coal (an increase of 6% over the third quarter of the prior year). We also completed a capacity expansion (an increase of 20% over our original production system), which improved the output and contributed to a lowered average cost.

For the full fiscal year, the Company predicted revenues of "at least $75 million" in its second quarter guidance. However, the lower production of DME in the third quarter and the continuing disruptive impact of the record snowstorm in the fourth quarter necessitates an adjustment in this figure. The Company continues to believe full year results will to show a strong increase revenues and net income as compared to its prior fiscal year, with revenues growing to approximately $66 million, or nearly 70% ahead of results in its last fiscal year.

This full year guidance reflects our anticipation of solid fourth quarter growth compared to the same period last year, even given the negative impact of the snowstorms. Specifically, for Urea, in the fourth quarter we anticipate a sales increase of 24% over the same period of the prior year despite an anticipated reduction of 10% in production and sales as compared to the same period of the prior year, mainly due to the snowstorms which cut off 30% of our electricity supply over a number of days in January and February. Unlike our other products, however, Urea can easily be stored in warehouses and was not significantly impacted, and the interruption in transportation and delivery will not have a significant impact on Urea sales as it is often prepaid months in advance.

For DME, our estimated fourth quarter sales of $5.3 million would be five times what they were in the same period of the prior year, but would be roughly 50% lower than in the third quarter in the current fiscal year. The Company is adjusting its anticipated DME sales for the following reasons:

1)
The winter snowstorm is expected to last approximately 45 days in total, with continuing shortages of electricity and limited transportation. Unlike Urea, DME is a gas and is difficult to store in warehouses or tanks, especially given the Company’s very limited storage capacity. Our production capacity is limited by the ability of trucks to deliver methanol and distribute the DME.

2)
Due to the shorter month of February and the impact of the Chinese New Year, transportation drivers usually take the whole month off during extremely inclement weather so they can avoid paying the monthly road toll fees when the limited number of working days would make it unprofitable.

3)
Under the circumstances, management believes it should be conservative in estimating March DME production, even if there is no snowstorm that month. The price of methanol has continued to fluctuate, which raises the concern of a negative profit margin if the Company purchases this feedstock and produces DME while the methanol price is too high. Consequently, the Company cautiously predicts that DME output may be at half its capacity through March.

Looking past Fiscal 2008, we remain confident of our alternative fuel growth strategy and believe we should increasingly be able to better control our costs and meet our requirements with internal production of methanol, a project that is continuing as planned. Further, we believe fertilizer market growth should continue to be good. Based on our experience, fertilizer products will continue to be stable with reasonable fluctuation in prices going forward. We are not making estimates on DME production beyond the current fiscal year at this time, but will address this further in our year end reporting.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended December 31,
	2007	2006
Net cash provided by (used in)
Operating activities	$4,349,587	$5,973,630
Investing activities	(10,556,065)	(6,440,099)
Financing activities	12,359,518	1,838,147
Net change in cash and cash equivalents	6,153,040	1,371,678

Effect of exchange rate changes on cash and cash equivalents	410,610	289,575

Cash and cash equivalents at beginning of period	2,616,149	3,281,761

Cash and cash equivalents at end of period	$9,179,799	$4,943,014

Cash flows used in operating activities during the nine months ended December 31, 2007 amounted to $4,349,587, representing a decrease of $1,624,043 or 27.19% as compared with cash flows provided from operating activities of $5,973,630 during the nine months ended December 31, 2006. The decrease in cash flow from operating activities was due to the factors as follows: first, the account payable of $294,366, which represented a cash outflow increase of $1,519,402 or 124.03% during the nine months ended December 31, 2007, as compared to the same period of prior year; second, the customer deposit decreased the cash inflow by $9,089,262 or 116.25%, as compared to the nine months ended December 31, 2006.

As of December 31, 2007, the cash used in investing activities was $10,556,065, which represented an increase of $4,115,966, or 63.91%, as compared to $6,440,099 for the nine months ended December 31, 2006. This reflected the fact that purchases of Land Use Right increased cash outflow by $882,530 as compared to the same period of last year. The plant and equipment increased cash outflow by 35.82% or $417,946, as compared to the same period to prior year. The expansion of DME facility increased cash outflow by 307.94% or $4,520,439, from the same period last year.

As of December 31, 2007, the cash provided by financing activities was $12,359,518, which represented an increase of $10,521,371, or 572.39%, as compared to $1,838,147 for the nine months ended December 31, 2006. This increase was due to the Company attained more bank loan from several commercial banks.

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

Capital Resources

As of December 31, 2007, our total assets were $51,792,574 and our total liabilities were $ 35,376,281. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.68.

As of December 31, 2007, our total assets were $51,792,574 and our operating revenue for the three months ended December 31, 2007 was $20,168,977 reflecting a total asset turnover of 0.39.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Factory and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Factory (the principal shareholder of Luoshan Fertilizer Factory). Under the Luoshan Agreement, Jinding was to receive a reimbursements of $650,000 from each of the Luoshan county government and the Xi county government, which were to be received before December 29, 2007.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.

Date: February 14, 2008	By:	/s/ Wang Gui Quan
Name: Wang Gui Quan
Title: President