Form 10KSB
period 2008-03-31
New Oriental Energy & Chemical Corp.
filed 2008-07-14
CIK 1312547

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Name of small business issuer in its charter)

Delaware	20-1917956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang
Henan Province, The People’s Republic of China
(Address of principal executive offices, including zip code)

(86) 27 853 75701
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The issuer's revenues for the fiscal year ended March 31, 2008 were $67,832,920.

The aggregate market value of the common stock held by non-affiliates, based on the closing price of the common stock as of July 11, 2008 was approximately $24,312,200.

As of July 2, 2008, the number of shares outstanding of the issuer's common stock is 12,640,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

NEW ORIENTAL ENERGY & CHEMICAL CORP.
TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED MARCH 31, 2008

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

All of our products are manufactured in our factory in Xicheng Industrial Zone, Luoshan, Henan Province in the PRC. We own and operate a thermal power station with the capacity to generate 3000 kilowatt of thermal power per hour at our factory in Henan. The power station uses thermal energy that is a by-product of our chemical production operations. We use the resulting electricity in our plant. We sell all of our products inside the PRC, primarily through regional distributors with whom we have long term relationships. We have approximately 1,375 full-time employees (including 200 new employees in the training period), of which 83 employees are part of our management and 46 employees are involved in research and development. For the fiscal year ended March 31, 2008, we had gross revenue of $67,832,920 with a net income of $4,062,941.

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
DME CH 3 OCH 3
DME is a type of clean fuel. It has a single component, short carbon chain, and is contains oxygen, it therefore, has a strong burning performance, high thermal efficiency and no smoking combustion. Similar to the Liquefied Petroleum Gas (“LPG”), DME is in a gas state when decompressed and the combustor can be used without being changed.

Methanol CH 3 OH
Methanol is a clear, colorless, combustible, toxic liquid. Methanol is a clear, combustible, toxic liquid, Methanol, or methyl alcohol, also called wood alcohol, has a molecular weight of 32.04. Methanol is a poisonous chemical which attacks the nervous system and contains a strong anesthetic effect.

Fertilizer Product	Product General Information
Urea CO(NH 2 ) 2
Urea is a nitrogen-containing chemical product. It is produced chemically from synthetic ammonia and carbon dioxide. Urea can be produced in a variety of forms, such as pills, granules, flakes, pellets, crystals and solutions. The Company produces urea in the form of granules.

Ammonium hydrogen carbonate NH 4 HCO 3
Ammonium hydrogen carbonate is a nitrogenous fertilizer which contains approximately 17% nitrogen. Ammonium hydrogen carbonate is stable in 20°C temperature. When the temperature rises, it is easily decomposed.

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

Production and Revenue

With the completion of its 100,000 tons/year DME project in August 2007, the Company is no longer selling methanol to customers (with few exceptional cases when the margin of methanol is higher than that of DME). Currently, our self-made methanol with 50,000 tons/year capacity can support around 20% to 25% of our 150,000 tons/year DME production.

Ammonium Bicarbonate

Features of Ammonium Bicarbonate

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

Applications of Ammonium Bicarbonate

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

Production and Revenue

	Production (ton)	Sales (ton)	Price (RMB)	Revenue (RMB)	Price with Tax (RMB)	Price ($)	Revenue ($)

April 2007	2,665	2,919	¥3,206	¥9,358,946	3,751	$433	$1,265,159

May 2007	3,761	3,800	¥3,358	¥12,761,380	3,929	$454	$1,725,106

June2007	3,466	3,499	¥3,448	¥12,065,841	4,034	$466	$1,631,081

July 2007	5,225	5,143	¥3,353	¥17,244,446	3,923	$453	$2,331,134

Aug 2007	9,597	9,638	¥3,613	¥34,820,010	4,227	$488	$4,707,030

Sept 2007	10,799	10,646	¥3,787	¥40,314,552	4,431	$512	$5,449,791

Oct 2007	9,484	9,601	¥4,242	¥40,724,792	4,963	$573	$5,505,248

Nov 2007	6,809	6,537	¥4,722	¥30,869,164	5,525	$638	$4,172,947

Dec 2007	1,741	2,078	¥3,908	¥8,119,364	4,572	$528	$1,097,590

Jan 2008	3,119	2,681	¥3,806	¥10,203,632	4,453	$514	$1,379,345

Feb 2008	2,930	3,289	¥3,531	¥11,611,020	4,131	$477	$1,569,598

March 2008	3,356	3,452	¥3,841	¥13,257,981	4,494	$519	$1,792,237

Products Under Development

Product development is a core element of the Company’s historical as well as its current growth strategy in each of its existing business segments. The Company’s research and development activities currently consist principally of:

•	developing new agricultural products which may be based upon refinements to our existing products;

•	developing new fuel alternatives similar to DME; and

•	pursuing new technology in the area of ammonia synthesis which would reduce the energy consumed in the production process and enables the use of recycled water.

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

•
Second-stage: The second phase of the project is to enable the Company to achieve an annual production level of 150,000 tons of DME with a new facility (the production capacity of such new facility will be 100,000 tons). This stage was completed in August 2007.

•	It is anticipated and planned that by the year 2010, the Company will have a manufacturing capacity (and equipment) to produce 600,000 tons of DME per year.

Further production and improvement of bio-diesel

Due to limited feedstock and resources, the Company does not have any production or project plan in the near future. But we will keep on our research and development cooperation with external research centers.

The Company’s current product research and development partners are:

•	Tsinghua University;

•	Hunan Chemical and Pharmaceutical Design Institute; and

•	Institute of Oil Crop, Chinese Academy of Agricultural Sciences.

Other significant underpinnings for our expansion plan include:

•	The Company’s feasibility report, which was completed in December 2005.

•	A Technology Cooperative Contract, dated September 1, 2005, entered into between Tsinghua University and Jinding Company

•
A Cooperative Agreement on Oil Crop Technology, dated May 8, 2006, entered into among the Institute of Oil Crop, Chinese Academy of Agricultural Sciences and the Company. This agreement establishes the parties’ cooperation to test various new plants in order to develop bio-diesel products.

Further Production and Improvement of Methanol

The first phase of the Company’s methanol project with 50,000 tons capacity was started in October 2003 and put into production in May 2004. The second phase of methanol project with another 50,000 tons capacity was started in August 2004 and put into production in May 2005. The third phase of methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around November 2008. The project will be entering the debugging stage at the third quarter 2009 after the completion of the foundational construction and we expect to see the production being ramped up during the fourth quarter of 2009.

Further Production and Improvement of Synthesized Ammonia

The Company’s 60,000 tons/year project for synthetic (liquefied) ammonia was completed and put into production in November 2005. This brings the Company’s capacity to 150,000 tons/year.

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

Research and Development Costs

With respect to the Company’s research and development activities, in the fiscal year ended March 31, 2005, the Company spent an aggregate amount of $160,000. In the fiscal year ended March 31, 2006, the Company spent an aggregate amount of $210,000. In the fiscal year ended March 31, 2007, the Company spent an aggregate amount of $350,139. In the fiscal year ended March 31, 2008, the Company spent an aggregate amount of $645,299.

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

Our Company has entered into written contracts with several suppliers and vendors. The Company’s three key suppliers are as follows:
•	Pinmei Lantian Chemical Group;

•	Qingyang Desheng Coal Limited; and

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

Methanol is a major raw material chemical next to ethylene, propylene and benzene. According to China Nitrogenous Fertilizers Association in 2006, domestic capacity in the PRC reached 13,648,000 tons/year with 219 producers. Nationwide production in 2006 was 8,860,000 tons with a growth rate of 35.9% as compared to 2005. During the most recent fiscal year, domestic methanol prices reached a 10-year record high, driven by a markup in the international market.

For the fiscal-years ended March 31, 2008 and March 31, 2007, distribution for urea through our largest distributors accounted for approximately 20% and 23% of our total annual sales, respectively, distribution for ammonium bicarbonate through our three largest customers accounted for approximately 1% and 0.8% of our total annual sales and in fiscal-years ended March 31, 2008 and March 31, 2007, distribution for DME accounted for 48% and 12.48% of our total annual sales, respectively.

Our largest distributors are:

Product	Top Distributors
Urea CO(NH 2 ) 2	(1) Sinochem Fertilizer Co., Ltd., Guangdong Branch
(2) Shantou Supply & Marketing Co-operative Enterprises Group Co.
(3) Luoshan Farming Material Co.
(4) Shangrao Linfeng Agricultural Materials Sales Department
(5) Yang, Ming An
Methanol CH 3 OH	(1) Zaoyang Hailong Chemical Co., Ltd.
(2) Yeji Linxing Fine Chemical Co., Ltd.
(3) Anhui Fuyang Weida Chemical Co., Ltd.
DME CH 3 OCH 3	(1) Xinyang Chen Dongshen
(2) Xin'ao Energy Group (3) Jingmen Nancheng LPG Co. (4) Jingzhou Longteng Railway LPG Limited.
Ammonium hydrogen carbonate NH 4 HCO 3	Retail Sales by Cash

The Company provides our customers with a variety of customer services, including a customer service department.

We have also been marketing and promoting our products through the following means:
•	Organizing annual visits to customers,

•	Organizing customer satisfaction questionnaire and customer conference to well understand customers’ requirements,

•	Advertising in Chinese local newspapers,

•	Broadcasting on Chinese local TV channels or radio stations,

•	Distribution of newsletters to distributors and farmers, and

•	Participation in activities organized by local governments to promote information about, and use of, fertilizers.

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

According to China Nitrogenous Fertilizer Association, in 2007, there were over 20 companies in China producing urea with an aggregate gross output of approximately 24.85 million tons per annum with growth rate of 11.5% compared to 2006. The Company’s main competitors are Henan Zhongyuan Dahua Group, Junma Group, Xinlianxin Corp., Shandong Luxi Group, Anhui Linquan Group and Woyang Chemical Corp.

•	Methanol industry

According to China Nitrogenous Fertilizer Association, in 2007, the output of methanol was 10.76 million tons per year in China with growth rate of 41.9% compared to 2006. There are currently over 20 methanol factories located in Henan Province with an aggregate gross output of 1.3 million tons. The Company’s main competitors are the Junma Group and the Lantian Group.

•	DME industry

China currently has 21 factories that currently produce DME (with capacity over 10,000 tons/year) and the aggregate annual gross output for these factories reaches 1 million tons. The Company is the biggest company in China’s Henan Province that can produce an annual output of approximately 150,000 tons of DME. The Company’s main domestic competitors are the Sandong Juitai Company and the Sichuan Lutianhua Chemical Company.

•	Ammonium Hydrogen Carbonate industry

The Company currently has the capacity to produce 60,000 tons of ammonium bicarbonate per year. During the fiscal year ended March 21, 2008, the Company produced 40,000 tons of ammonium bicarbonate, which was a part of the Fertilizer production. The sale of ammonium bicarbonate represented 5.1% of the Company’s revenue for fiscal year 2006 and 5.4% for fiscal year 2007, and 3.4% for fiscal year 2008. The Company’s major customers are all within the PRC. The Company’s main competitors are the Asia New Energy Holding Limited (Former Shiji Jinyuan Group) the Lantian Group and Zhu Ma Dian Jun Ma Group.

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

The Costs and Effects of Compliance with Environmental Laws

The Company’s methanol and DME projects have been tested for its environmental effect and the results are very positive. These projects had obtained licenses from the Henan province regarding waste water and exhaust gas production. In the fiscal year ended March 31, 2006, the Company incurred costs of $1.5 million (RMB 12 million) in complying with China’s environmental laws and in the fiscal year ended March 31, 2007, the Company incurred costs of $1 million (RMB 8 million). The compliance costs incurred by the Company during the fiscal year ended March 31, 2008 were approximately $300,000 (RMB 2 million). At this time, the Company’s entire project regarding waste water and exhaust gas production has been fully completed. In October 2006, the Company was certified by International Environmental Management System ISO-1400 standard.

Employees

As of March 31, 2008, the Company has approximately 1,350 full-time employees, 83 of whom are part of the Company’s management, 46 of whom are directly involved in the research and development department. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

In September 2005, Jinding obtained an industrial usage methanol production license (license number XK13-222-0047) from the Henan Safe Production Management Administration. The license expires on August 17, 2011, at which time, the Company will reapply for such license. The local enterprise of chemical fertilizer in China does not require the Company to apply for a production permit. Specifically, the production of urea and ammonium hydrogen carbonate does not require a production permit under Chinese Government Regulation.

The Company has also received a production license to produce liquefied anhydrous ammonia and methanol (license number XK13-220-00155) from the Henan Quality Control Administration. The license expires on August 17, 2011, at which time, the Company will reapply for such license.

Additional Information

We are obligated to file periodic, quarterly and annual reports with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 2. Description of Property

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

As of March 31, 2008, the Company incurred approximately $12,442,748 in construction-in-progress costs, which are primarily attributable to (i) the construction of the second phase of the DME development project (100,000 Ton/Year), and (ii) the construction of the third phase of Methanol project (200,000 Ton/Year). All these development projects are on the Company’s Henan property.

On August 15, 2006, the Company has put in use the 100,000 Ton/Year DME project. This is the 3rd DME project on top of its original 50,000 Ton/Year capacity. With total investment of RMB 80 million (approximately $10 million), this project will leverage advanced technique of a catalytic dehydration methanol process to produce DME.

The third phase of Methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around November 2008. The project will be entering the debugging stage at the third quarter 2009 after the completion of the foundational construction; we expect to see the production be ramped up at the fourth quarter 2009.

We believe that all our property and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on March 27, 2008. At the Annual Meeting, each of the Company’s 7 Director nominees was elected to serve on the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors are elected and qualified, or until their earlier death, resignation or removal. The voting results are as follows:

Nominated Person	Votes For	Votes Abstained	Votes Against

Chen Si Qiang	10,999,805	14,160	0

Wang Gui Quan	10,999,805	14,160	0

Zhou Dian Chang	10,999,805	14,160	0

Howard S. Barth	10,999,805	14,160	0

Yan Shi	10,999,805	14,160	0

Qi Lei	10,999,805	14,160	0

Xiaokai Cao	10,999,805	14,160	0

No other person received any votes.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The shares of our common stock are currently traded on the NASDAQ Global Market under the trading symbol “NOEC”. Our shares of common stock were traded on the OTC Bulletin Board until November 2006 under the trading symbol “SPSI.OB” at which point the Company changed its name from Sports Source, Inc. to New Oriental Energy & Chemical Corp. and its trading symbol to “NOEC.OB”. In May of 2007 the Company received approval to list its shares on the NASDAQ Capital Market and began trading under the symbol “NOEC”. On March 6, 2008, NASDAQ Stock Market has approved our application to upgrade our listing from the NASDAQ National Market to the NASDAQ Global Market.

Holders

As of June 16, 2008, we had approximately 2,500 holders of record of our common stock, and our common stock had a closing bid price of $5.81 per share.

The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years:

Fiscal Year Ended	Common Stock
	High	Low
March 31, 2008
First Quarter	$6.24	$3.50
Second Quarter	$8.25	$6.93
Third Quarter	$10.10	$4.20
Fourth Quarter	$8.29	$4.26

March 31, 2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$4.65	$1.25
Fourth Quarter	$4.85	$3.70

The source for the high and low closing bid quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock

There are no warrants or options outstanding to acquire any shares of our common stock

Preferred Stock

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

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended March 31, 2008, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities

On October 11, 2006, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of KHL from Auto Chance International Limited in exchange for 7,500,000 newly-issued shares of the Company’s common stock.

The issuance set forth above was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transaction did not involve a public offering. When appropriate, we determined that the purchaser of securities described above was a sophisticated investor with the financial ability to assume the risk of its investment in our securities and acquired such securities for its own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

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

Our Company currently has the capacity to produce 150,000 tons of ammonia per year, 150,000 tons of DME per year, 150,000 tons of urea per year, 60,000 tons of ammonium bicarbonate per year and 100,000 tons of methanol per year. During the second quarter of fiscal year 2008, we expanded the Company’s annual DME capacity to 150,000 ton per year. For the year end of March 31, 2008, the Company’s total revenues were $67,832,920.

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

•
Other People’s Republic of China (“PRC”) or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncement

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company has currently not chosen to apply this standard so this financial instrument is not applicable to the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

KNOWN TRENDS OR UNCERTAINTIES

The fertilizer production segment is the traditional business of the Company. The market for this segment is stable and rigid. China is one of the largest agricultural producing countries, so the demand for such products are strong. We believe the market demands for the alternative energy products segment, which includes Methanol and DME, will continually increase. We will focus our efforts on fertilizer production, but there will not be any significant expansion plan in the near future. We have put more effort in alternative energy production by building a new 200,000 tons/year methanol production line, which is expected to be completed by the end of calendar year 2008.

All the Company’s current products are manufactured using coal as the raw material. As the market price of feed coal has shown a significant increasing trend, production costs have increased as well. The selling price of our products have increased correspondingly. For example, the current market selling price for Urea is over 2,000 RMB/Ton, the selling price of Methanol and DME has once even cracked 4,000 RMB/Ton and 6,000RMB/Ton. Therefore, sales of the same amount of product would generate higher revenue, but the gross profit margin might be affected. Recently, the National Development and Reform Committee of People’s Republic of China have announced to increase the price for refined oil and electricity. This might stimulate further growth in such a trend of increasing prices.

CAPITAL EXPENDITURES

Capital expenditures are mainly related to the 100,000 tons/year DME project, which was completed in August 2007, and the on-going project of 200,000 tons/year methanol, which is expected to be completed around November 2008. The funding for those projects mainly comes from bank debt.

OFF BALANCE-SHEET FINANCING ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements.

RESULTS OF OPERATION

Fiscal year 2008 compared with fiscal year 2007.

Our operating results are presented on a consolidated basis for the year ended March 31, 2008, as compared to the year ended March 31, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the 12 months ended March 31, 2008 and 2007.

Item	2008		2007		Comparisons

	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change in Amount	Change in Percentage
	$	(%)	$	(%)	$	(%)
Revenues	67,832,920	100.00%	38,338,773	100.00%	29,494,147	76.93%
Cost of Goods Sold	56,978,425	84.00%	32,731,663	85.37%	24,246,762	74.08%
Gross Profit	10,854,495	16.00%	5,607,110	14.63%	5,247,385	93.58%
Selling and Distribution	1,171,737	1.73%	659,836	1.72%	511,901	77.58%
General & Administrative	3,164,145	4.66%	1,243,143	3.24%	1,921,002	154.53%
Income From Operations	6,518,613	9.61%	3,704,131	9.66%	2,814,482	75.98%
Interest Expense, net	(516,032)	(0.76)%	(238,697)	(0.62)%	(277,335)	116.19%
Government Grants	85,405	0.13%	372,290	0.97%	(286,885)	(77.06)%
Other expenses, net	(115,016)	(0.17)%	(18,822)	(0.05)%	(96,194)	511.07%
Income Before Taxes	5,972,970	8.81%	3,818,902	9.96%	2,154,068	56.41%
Income Taxes	1,932,695	2.85%	812,126	2.12%	1,120,569	137.98%
Net Income	4,062,941	5.99%	3,017,671	7.87%	1,045,270	34.64%

REVENUE

The Company’s consolidated revenue rose to a record $67,832,920 for the year ended March 31, 2008, a 76.93% increase from $38,338,773 reported for the year ended March 31, 2007. The increase in revenue can be attributed to two factors: firstly, the expansion of DME project has led to a significant increase in sales; secondly, the use of technology to increase production for the traditional product of Urea has resulted in higher output and sales as compared to the same period last year.

Our consolidated net income increased 34.67% to $4,062,941 for the year ended March 31, 2008, as compared to $3,017,671 for the year ended March 31, 2007. This large scale increase may be due to the comprehensive effect of several factors, which include the expansion of production capacity, fruitful development of the market, the increase of revenue and the effective control of cost and expenses.

Products	2008		2007		Comparisons
	Amount $	Percentage of Revenue (%)	Amount $	Percentage of Revenue (%)	Change in Amount $	Change in Percentage (%)
Urea	$30,774,271	45.37%	$21,999,472	57.38%	$8,774,799	39.89%
Ammonium bicarbonate	2,320,609	3.42%	2,086,058	5.44%	234,551	11.24%
Methanol	417,180	0.62%	7,337,211	19.14%	(6,920,031)	(94.31)%
Liquefied Ammonia	1,468,603	2.17%	1,858,936	4.85%	(390,333)	(21.00)%
DME	32,626,266	48.10%	4,899,690	12.78%	27,726,576	565.88%
Ammonia Water	225,991	0.33%	157,406	0.41%	68,585	43.57%
Total	$67,832,920		$38,338,773		$29,494,147

The sales of Urea increased 39.89% to $30,774,271 for the year ended March 31, 2008 from $21,999,472 for the year ended March 31, 2007. This increase is attributable to the technological renovation of the Urea production line which has increased production capacity and the marketing development effort that has been put forth to ensure that the increased output of Urea could be distributed.

The revenue generated from Ammonium Bicarbonate increased 11.24% to $2,320,609 for the year ended March 31, 2008 from $2,086,058 for the year ended March 31, 2007. The increase in revenue can be attributed to the logical organization of production, which has improved the production capacity slightly.

The sales of Methanol decreased 94.31% to $417,180 for the year ended March 31, 2008 from $7,337,211 for the year ended March 31, 2007. This decrease is due to the fact that the majority of self-made Methanol has been used for the increase production of DME by the Company, and only a small portion of Methanol has been sold to outside customers.

The revenue contribution from Liquefied Ammonia has decreased 21% to $1,468,603 for the year ended March 31, 2008 from $1,858,936. The Liquefied Ammonia is an intermediate product created during the synthetic ammonia production process and can be sold directly as finished product. Normally, Liquefied Ammonia is be converted to Urea which results in a higher return for the Company. Therefore, we only sell Liquefied Ammonia to external buyers when: i) the Urea production line was unable to fully convert the Liquefied Ammonia (such as failure of the production line); or ii) the selling price of Liquefied Ammonia is relatively high due to market conditions.

The sales of DME increased 565.88% to $32,626,266 for the year ended March 31, 2008 from $4,899,690 for the year ended March 31, 2007. Such remarkable increase is attributable to the vast increase in production capacity. This production capacity falls short of demand so no DME inventory remains in stock. DME production capacity for the first half and second half of the 2007 fiscal year was 10,000 Tons per year and 50,000 Tons per year, respectively, resulting in a lower output of DME in 2007. The production capacity for the first half of the 2008 fiscal year remained at 50,000 Tons per year, but we expanded the production capacity of DME to 150,000 Tons per year in the second half of the 2008 fiscal year.

The sales of Ammonia Water increase 43.57% to $225,991 for the year ended March 31, 2008 from $157,406 for the year ended March 31, 2007. Ammonia Water is a by product created during the synthetic ammonia production process. During the year, we improved our technology and organizing the production more scientifically to enhance the recycle rate of Ammonia Water, which has resulted in higher output and sales of Ammonia Water. The increase of Ammonia Water output not only could increase company income, but also could reduce environmental pollution.

The Company did not generate any sales of LPG in the fiscal year ended March 31, 2008. The Company’s LPG subsidiary, Henan Luoshan Jinding LPG Co., Ltd., was set up as a demonstration channel to promote DME as a household fuel. After the promotion purposes were realized, the Board of Directors of the Company decided to discontinue all operations of the LPG subsidiary and the LPG subsidiary was auctioned off in July 2007. For purposes of comparison, financial information related to the operations of the LPG subsidiary has been removed from the analyses set forth below.

The following is a breakdown of our revenues geographically:

Provinces	2008		2007		Comparisons
	Amount $	Percentage of Revenue (%)	Amount $	Percentage of Revenue (%)	Change in Amount $	Change in Percentage (%)
Henan Province	$23,858,024	35.17%	$14,403,878	37.57%	$9,454,146	65.64%
Guangdong Province	16,382,947	24.15%	8,756,576	22.84%	7,626,371	87.09%
Anhui Province	3,553,826	5.24%	7,594,911	19.81%	(4,041,085)	(53.21)%
Hubei Province	13,857,085	20.43%	4,270,939	11.14%	9,586,146	224.45%
Hunan Province	276,842	0.41%	1,460,707	3.81%	(1,183,865)	(81.05)%
Guangxi Province	322,413	0.48%	72,844	0.19%	249,569	342.61%
Jiangxi Province	2,569,424	3.79%	954,635	2.49%	1,614,789	169.15%
Zhe Jiang Province	179,288	0.26%	84,345	0.22%	94,943	112.56%
Shan Dong Province	24,604	0.04%	739,938	1.93%	(715,334)	(96.67)%
Hebei Province	6,796,978	10.02%	0	0%	6,796,978	100.00%
Fujian Province	11,489	0.02%	0	0%	11,489	100.00%
Total	$67,832,920		$38,338,773		$29,494,147

For the year ended March 31, 2008, the Company maintained its revenue growth in the Henan, Guangdong and Hubei provinces, and by strengthening its market development, the Company increased its sales in the Hubei and Fujian provinces, mainly due to demand for its DME product.

Top 6 Customers:

		% of Total Revenue
Customer Name	Sales	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007
1. Sinofert Co., Ltd	44% Urea	19.81%	22.56%
2. Xin Yang Chen Dong Sheng	16% DME	7.79%
3. Xin Ao Energy Distribution Limited	12% DME	5.99%
4. Jin Men South City Gas Co.	11% DME	5.21%	0.60%
5. Jin Zhou Long Teng Railway Gas Limited	10% DME	4.83%
6. Shan Tou Supply and Marketing Cooperatives Group	9% Urea	4.30%	8.46%

Urea was mainly sold to customers 1 and 6, which accounted for 53% of the total sales of Urea. We expect this trend to continue for the foreseeable future. DME was sold to customers 2, 3, 4 and 5, which accounted for 49% of the total sales of DME. We expect this trend will continue for the foreseeable future. The sales of Methanol have decreased gradually over last 4 years, and we rarely sold Methanol in 2008 because all of the Company’s self-produced Methanol is generally used in the production of DME.

COST OF GOODS SOLD (COGS)

COGS for the year ended March 31, 2008 was $56,978,425 which is 84% of total revenues and represents a 74.08% increase as compared to $32,731,663 and 85.37% of total revenues for the year ended March 31, 2007. The increase in sales volume of DME and Urea has caused the increase in GOGS. The decrease in COGS as a percentage of total revenue was due primarily to the enhanced technological renovation, which has effectively lowered the cost of production, and the “coal-stick” line has become operational, which has reduced the cost of producing raw materials effectively.

China has significant coal resources, and while the price of coal has been at elevated levels compared to historical norms, management believes that a consolidation is in order, which should moderate prices and benefit the company going forward. Initially it was not feasible to include the sifted fine-coal derived from lump-coal directly in chemical process, so it was utilized together with other fine-coal purchased from other suppliers only as a heating and burning resource due to fine-coal having a market price 25% less than lump-coal. With the launch of the “coal-stick” line this year, which utilized fine-coal in a new stick-shaped product, and the launch of differential-pressure dynamos in fiscal year 2009, our management team is confident that production costs will be reduced next year.

COGS sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

GROSS PROFIT

For the fiscal years ended March 31, 2008 and 2007, the relevant portions of the statements of income are presented below:

Item	2008		2007		Comparisons
	Amount $	Percentage of Revenue (%)	Amount $	Percentage of Revenue (%)	Change in Amount $	Change in Percentage (%)
Revenues	67,832,920	100.00%	38,338,773	100.00%	29,494,147	76.93%
Cost of Goods Sold	56,978,425	84.00%	32,731,663	85.37%	24,246,762	74.08%
Gross Profit	10,854,495	16.00%	5,607,110	14.63%	5,247,385	93.58%

Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventorial costs and all other costs incident to or necessary for the production of our products.

The Company’s gross profit increased $5,247,385, or 93.58% to $10,854,495 for the year ended March 31, 2008 from $5,607,110 for the year ended March 31, 2007. This increase in the absolute value of gross profit can be attributed to two aspects: 1) the increase of total sales revenue; 2) the benefit derived from the company’s investment for the cost control, such as the completion and operation of the Company’s coal-stick line, which has brought good returns in terms of reduced costs.

OPERATING INCOME

The Company’s consolidated operating income for the year ended March 31, 2008 increased 75.98% to $6,518,613, from $3,704,131 reported for the year ended March 31, 2007. This was mainly due to the increase in total revenue but the gross profit margin was maintained relative stable (slightly lower) as the same period last year.

We believe operating income will show further improvements, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in cost of goods sold, and estimate that differential-pressure dynamos will reduce our electricity costs by approximately $750,000/year during the coming years. Thus while management expects this factor to favorably benefit gross and operating income, we also anticipate that further increases of DME sales on both an absolute basis and as a percentage of overall sales will also improve margins.

OPERATING EXPENSES

Selling and distribution expenses

Selling and distribution expenses were $1,171,737 or 1.73% of revenues for the year ended March 31, 2008, as compared to $ 659,836, or 1.72% of revenues for the year ended March 31, 2007. The increase in total sales revenue has caused the increase in selling and distribution expenses correspondingly in year 2008.

General and administrative expenses

General and administrative expenses were $3,164,145 or 4.66% of our revenue for the year ended March 31, 2008, as compared to $1,243,143 or 3.24% of revenues for the year ended March 31, 2007. The increase was mainly attributable to two aspects: firstly, the administrative expenses were increased accordingly along with the enlarged company scale; secondly, the increase in management’s salary and benefits, together with the costs incurred for being a publicly traded company.

INTEREST EXPENSE, NET

Interest expense for the fiscal year ended March 31, 2008 was $516,032, which represents a 116.19% increase from $238,697 for the prior fiscal year. The increase was the result of the increase scale of operation, which has led to the growing demand for financing; therefore the cost of financing has been increased correspondingly.

GOVERNMENT GRANTS

Government grants represent grants received from the PRC Government to assist the Company’s environment protection. This amount is recognized when the proceeds are received or collectible.

During the fiscal years ended March 31, 2008 and 2007, $85,405 and $372,290 was received from Henan provincial bureau of finance, respectively. This grant money is used to support the Company’s environmental protection program (the comprehensive zero sewage discharge project). This subsidy is allocated according to the progress of the project. The project is in its phase-out period, but there is still $57,000 that has not yet been received as of the end of this fiscal year.

The Company has applied for a government grant of approximately $1,000,000 for its project of waste energy utilization. This grant has been ratified by the State Council and the subsidy will be received in the 2009 fiscal year.

OTHER EXPENSE, NET

Other expense for the fiscal year ended March 31, 2008 was $115,016, which represents a 511.07% increase from $18,822 for the prior year. The increase was mainly attributable to the loss incurred with the disposal of fixed assets in 2008.

INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate was 33% until December 31, 2007 and 25% since January 1, 2008. The Company’s effective income tax rate for the years ended March 31, 2008 and 2007 resulted in the following income tax expenses as compared to the “expected” tax expenses (computed by applying the CIT rate of 33 percent and 25 percent to income before income taxes) as follows:

	2008	2007

Computed “expected” expense	$1,971,080	$1,260,238
Effect of favourable tax rates	101,242	36,343
Permanent differences	(139,627)	(484,455)

Income tax expense	$1,932,695	$812,126

According to the government and tax authority of Luoshan County, the Company is now taxed at a flat tax amount per year until 2009. The amount of tax owed by the Company is RMB 3 million, 4 million, 5 million, 6 million, 7 million, and 8 million for the years ended December 31, 2004 to 2009, respectively. The local tax authority has stopped applying this flat tax rate to us on April 1, 2007. The Company started to pay the normal tax rate of 33% each month based on its profit until December 31, 2007. Starting on January 1, 2008, the Company started to pay the normal tax rate of 25% under China’s new tax policy.

For the year ended March 31, 2008, we recognized income tax expense of $1,932,695 while in 2007, we recognized an income tax expense of $812,126. Such increase was resulted from the increase of total profits.

NET INCOME

The Company’s net income for year ended March 31, 2008 increased 34.64% to $4,062,941 from $3,017,671 for the year ended March 31, 2007. This large scale increase may due to the comprehensive effect of several factors, which are including the expansion of production capacity; fruitful development of the market; the increase of revenue and the effective control of cost and expenses.

RESULTS BY SEGMENT

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Ammonium Bicarbonate, Liquefied Ammonia and Ammonia Water.

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether (“DME”).

Fuel Segment

DME

	For the Years Ended March 31,
	2008	2007
Revenues	$32,626,266	$4,899,690
COGS	$27,439,177	$3,843,055
Gross profit	$5,187,089	$1,056,635
Gross profit %	15.90%	21.57%

DME revenues increased $27,726,576 for the fiscal year ended March 31, 2008 as compared to 2007. This reflects increased sales of DME due to the vast increase in production capacity, which fell short of demand, leaving no inventory in stock.

COGS increased $23,596,122 for the fiscal year ended March 31, 2008 as compared to 2007. This reflects the increase in DME sales, resulting in a corresponding increase in COGS.

Gross profit increased $4,130,454 for the fiscal year ended March 31, 2008 as compared to 2007. Gross profit as a percentage of revenues decreased from 21.57% to 15.90%. The decrease is mainly due to the fact that self-made Methanol is unable to satisfy the needs of the Company’s enlarged DME production; therefore the Company has to procure Methanol from external vendors. However, since outsourced Methanol has higher cost than self- made Methanol, this resulted in a lower gross profit margin.

Methanol

	For the Years Ended March 31,
	2008	2007
Revenues	$417,180	$7,337,211
COGS	$309,292	$5,737,862
Gross profit	$107,888	$1,599,349
Gross profit %	25.86%	21.80%

Methanol revenues decreased $6,920,031 for the fiscal year ended March 31, 2008 as compared to 2007. The decreased sales of Methanol is caused by the majority of self-made Methanol being used for the enlarged production of DME, and only small portion of the Methanol was sold to the outside customer.

COGS decreased $5,428,570 for the fiscal year ended March 31, 2008 as compared to 2007. This reflected the decreased quantity of sales has led to decreased COGS.

Gross profit decreased $1,491,461 for the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. Gross profit as a percentage of revenues increased from21.80% to 25.86%. The decreased gross profit is caused by the decrease in sales, as we used most of the self-made Methanol for DME production. The increase in gross profit margin is due to the Company’s sales strategy for Methanol in which it only sold Methanol when the market selling price was at its highest level and the sales of Methanol would have a better return than the sale of DME.

Fertilizer Segment

Urea

	For the Years Ended March 31,
	2008	2007
Revenues	$30,774,271	$21,999,472
COGS	$25,257,671	$19,019,786
Gross profit	$5,516,600	$2,979,686
Gross profit %	17.93%	13.54%

Urea revenues increased $8,774,799for the fiscal year ended March 31, 2008 as compared to 2007. This increase is attributable to the technological renovation for the Urea production line which has increased the production capacity; the marketing development has been putted in effort correspondingly to ensure the increased output of Urea could be distributed.

COGS increased $6,237,885for the fiscal year ended March 31, 2008 as compared to 2007.This reflected the increase in sales of Urea.

Gross profit increased $2,536,914 for the fiscal year ended March 31, 2008 as compared to 2007. Gross profit as a percentage of revenues increased from 13.54% to 17.93%. This increase is due to the completion of coal-stick production line in April 2007 had benefit the company in term of material costs. With the launch of the coal-stick production line, the raw material for production has shifted from 100% lump-coal to 50% fine-coal and 50% lump-coal. The procurement cost for fine-coal is lower that the procurement cost of lump-coal. The decreased raw material costs has led to the decreased GOGS and resulted in higher gross profit margin.

Ammonium Bicarbonate

	For the Years Ended March 31,
	2008	2007
Revenues	$2,320,609	$2,086,058
COGS	$2,327,743	$2,154,549
Gross profit	$(7,134)	$(68,491)
Gross profit %	(0.31)%	(3.28)%

Ammonium Bicarbonate revenues increased $234,551 for the fiscal year ended March 31, 2008 as compared to 2007. This reflected the increase in quantity of sales.

COGS increased $173,194 for the fiscal year ended March 31, 2008 as compared to 2007.This reflected the increase of quantity of sales.

Gross profit increased $61,357 for the fiscal year ended March 31, 2008 as compared to 2007. Gross profit as a percentage of revenues increased from (3.28%) to (0.31%). The increase is attributable to the optimized production line has reduced the unit cost for Ammonium Bicarbonate as compared to the same period last year.

Liquefied Ammonia

	For the Years Ended March 31,
	2008	2007
Revenues	$1,468,603	$1,858,936
COGS	$1,434,359	$1,834,531
Gross profit	$34,244	$24,405
Gross profit %	2.33%	1.31%

Liquefied Ammonia revenues decreased $390,333 for the fiscal year ended March 31, 2008 as compared to 2007.This reflected the decrease of the quantity of sales.

COGS decreased $400,172 for the fiscal year ended March 31, 2008 as compared to 2007. This reflected the decreased sales resulted in a corresponding decrease in COGS.

Gross profit increased $9,839 for the fiscal year ended March 31, 2008 as compared to 2007. Gross profit as a percentage of revenues increased from 1.31% to 2.33%. The increase is attributable to the better control of the right timing to make selling opportunity which had increased the selling price and resulted in a corresponding increase in gross profit margin.

Ammonia Water

	For the Years Ended March 31,
	2008	2007
Revenues	$225,991	$157,406
COGS	$210,183	$141,880
Gross profit	$15,808	$15,526
Gross profit %	6.99%	9.86%

Ammonia Water revenues increased $68,585 for the fiscal year ended March 31, 2008 as compared to 2007. This reflected the increment for the quantity of sales of Ammonia Water.

COGS increased $68,303 for the fiscal year ended March 31, 2008 as compared to 2007. This increased is attributable to the increased quantity of sales.

Gross profit increased $282 for the fiscal year ended March 31, 2008 as compared to 2007. Gross profit as a percentage of revenues decreased from 9.86%to 6.99%. This reflected the effect driven by the market price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	2008	2007
Net cash provided by (used in)
Operating activities	$6,549,448	$5,025,960
Investing activities	(13,313,518)	(8,715,380)
Financing activities	10,927,074	2,870,203
Net change in cash and cash equivalents	4,163,004	(819,217)

Effect of exchange rate changes on cash and cash equivalents	708,655	191,025

Cash and cash equivalents at beginning of period	2,616,149	3,244,341

Cash and cash equivalents at end of period	$7,487,808	$2,616,149

Cash flows provided by operating activities during the fiscal year ended March 31, 2008 amounted to $6,549,448, representing an increase of $1,523,488 or 30.31% as compared with cash flows provided by operating activities of $5,025,960 during the fiscal year ended March 31, 2007. The increase in cash flows from operating activities was primarily due to the benefits obtained from company operating activities have been enhanced.

As of March 31, 2008, the cash used in investing activities was $13,313,518, which represented an increase of $4,598,138 or 52.76%, as compared to $8,715,380 at March 31, 2007. This increase reflected the scope enlargement of company new construction projects, especially the third phase of the DME project increased cash outflow by $4,307,014 as compared to the second phase DME project.

As of March 31, 2008, the cash provided by financing activities was $10,927,074, which represented an increase of $8,056,871 or 280.71%, as compared to $2,870,203 at the fiscal year ended March 31, 2007. This increase is mainly due to the enlarged financing scale, which was driven from the increased needs for working capital along with the expansion of company’s operation scale and the third phase of DME project construction which started in November 2007.

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

We believe our current cash and cash equivalents and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

Capital Resources

As of March 31, 2008, our total assets were $50,754,315 and our total liabilities were $33,464,822. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.66.

As of March 31, 2007, our total assets were $33,508,201 and our operating revenue was $38,338,773 reflecting a total asset turnover of 1.14.

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

As of March 31, 2008, the Company incurred approximately $12,442,748 in construction-in-progress costs, which are primarily attributable to (i) the construction of the second phase of the DME development project (100,000 Ton/Year), and (ii) the construction of the third phase of Methanol project (200,000 Ton/Year).

All these development projects are on the Company’s Henan property.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

RISK FACTORS

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. The risks described below are not the only ones facing our Company and you should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Additional risks not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment

RISKS RELATING TO OUR COMPANY

We cannot assure you that our organic growth strategy will be successful.

One of our growth strategies is to grow organically through increasing the distribution and sales of our products by increasing our market share and entering new markets in the PRC. However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with increasing market share and entering into such markets and attendant marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;

•	limit our marketing efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We may have difficulty defending our intellectual property rights from infringement.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements to protect our proprietary rights. Our brand name “Jinding” has received trademark protection in the PRC. No assurance can be given that such trademark and licenses will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide competitive advantage to us.

Presently we sell our products mainly in China. China will remain our primary market for the foreseeable future. To date, no trademark filings have been made other than in China. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

A disproportionate amount of our sales revenue is derived from the sale of urea and a disruption in, or compromise of, our sales operations, or distribution channels, related to the sale of urea could adversely impact our financial condition and results of operations.

The Company’s sale of urea constituted more than approximately 45.37% and 56.41% of its total sales in the fiscal years ended March 31, 2008 and 2007, respectively. A disruption in, or compromise of, our manufacturing or sales operations, or distribution channels, relating to the sale of urea could have a material adverse effect on our financial condition and results of operations.

We have no firm long-term commitments from our suppliers to supply raw materials to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

If our suppliers experience delays, disruptions, capacity constraints or quality control problems in their operations or become insolvent, their product shipments to us could be delayed, which would decrease our production and harm our revenues, competitive position and reputation.

Further, our business would be harmed if we fail to effectively manage the production of our products. Because we establish our minimum inventory threshold based on our forecasts of expected demand for our products, if we inaccurately forecast demand, we may be unable to obtain adequate quantities of raw materials to meet our production requirements.

We purchase some key raw materials used in the manufacture of our products from our source suppliers, and we may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. Failure to obtain a supplier for our future products, if any, on commercially reasonable terms, would prevent us from manufacturing our future products and limit our growth.

Intense competition from existing chemical companies and new entities may adversely affect our revenues and profitability.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Our major competitors are the Junma Group and the Luxi Group. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our chemical products. Current and future consolidation among our competitors and customers may also cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our chemical products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We face competition from other chemical companies, which could force us to lower our prices thereby adversely affecting our operating margins, financial condition, cash flows and profitability.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors’ pricing decisions. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Some of our competitors are larger and have greater financial resources. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

The products and the processes we use could expose us to substantial liability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any problems with respect to our products in the future. We do not currently carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims. We currently carry insurance policies which are customary for enterprises in China providing for property coverage of $5,000,000 transport vehicles of $120,000, and workers’ medical and accident coverage of $75,000. There are no special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant.

We have limited business insurance coverage.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management.

We place substantial reliance upon the efforts and abilities of our executive officers, Messrs. Ben Wang, Wang Gui Quan, Li Dong Lai, Wu Peng and Wang Xiang Fu. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key man life insurance on the lives of these individuals.

Our results of operations may be materially harmed if we are unable to recoup our investment in research and development.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to not only develop technologies, but we must also enhance the performance and functionality of our products and keep pace with competitive products and satisfy customer demands for improved performance, features, functionality and costs. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

Failure to develop new chemical products and/or improve our existing products will make us less competitive.

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to sell our chemical products.

Changes in our customers’ products could reduce the demand for our chemical products, which may decrease our net sales and operating margins.

Our chemical products are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our chemical products unnecessary, which would reduce the demand for those products. Other customers may find alternative materials or processes that no longer require our products. If the demand for our chemical products is reduced, our net sales and operating margins may be reduced as well.

Our projects involve long development cycles that result in high costs and uncertainty.

The development, operation and management of our products and facilities involve a long development cycle and decision-making process. Delays in the parties’ decision-marking process are outside of our control and may have a negative impact on our development costs, cost of sales, receipt of revenue and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions and to negotiate and close the agreements. Such delays could harm our operating results and financial condition.

We are a small company, and the entrance of large companies into the alternative fuels, renewable energy and chemical fertilizer business will likely harm our business.

Competition in the alternative fuels, renewable energy and chemical fertilizer business is expanding with the growth of the industry and the advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned to develop new technologies and to install existing or more advanced renewable energy generators, which could harm our market share and business.

Because the market for renewable energy is unproven, it is possible that we may expend large sums of money to bring our offerings to market and the revenue that we derive may be insufficient to fund our operations.

Our business approach to the renewable energy industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for facilities based on our technology, or the gas produced by such facilities, will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

We depend on only one factory to manufacture our products and any disruption of the operations in this factory would damage our business.

All of our products are manufactured in the Company’s one factory in Xicheng Industrial Zone, Luoshan, Henan, PRC which we depend on to produce the products that we sell. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in this factory would have a significant negative impact on our ability to deliver products, which would cause a potential diminution on sales, the cancellation of orders, damage to our reputation and potential lawsuits.

Our revenues from chemical products depend heavily on government policies. If the government changes its policies, our revenues and profit from our chemical products could decrease significantly.

To boost the income of millions of Chinese farmers and enhance China’s national security, the Chinese government has instituted policies that encourage farmers in China to increase their production of grains by limiting the price of ammonium fertilizers while at the same time providing the fertilizer industry some relief, including capping the price of raw materials, providing for preferential pricing for electricity and exempting value added tax. Due to the policies, our chemical business is able to realize a profitable margin. However, the Chinese government changes its policies from time to time. If the Chinese government changes the policies currently in place that compensate our loss due to the price control, our revenues and profit from our chemical business could suffer.

Our chemical manufacturing business is highly risky and hazardous. We may face environmental and safety problems.

Our chemical manufacturing process produces exhaust gas and waste water which may pollute the environment. If an accident occurs in our chemical plant, toxic gas and other pollutants could leak and cause serious pollution problems. Moreover, most of our chemical products are flammable, explosive, and dangerous and pose a threat to the health and safety of our employees and residents around our facility, and if any accident occurs during manufacturing or in transportation, there could be dire consequences.

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position

Our chemical business uses coal as raw material. In the last two years, coal prices have fluctuated substantially. Although the price for coal dropped last year, it may go up again in the future due to the rapid development of the Chinese economy and the resulting huge demand for energy. If the price for coal increases again, our profit margin could decrease considerably.

We extend relatively long payment terms for accounts receivable. If any of our customers fails to pay us, our revenues may be affected as a result.

As is customary in China, we extend relatively long payment terms to our customers ranging from 45 to 90 days. As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations from our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of March 31, 2007 and 2006 were adequate, respectively.

We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly in the event that any receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. The collection of our accounts receivable and our ability to accelerate our collection cycle through the sale of accounts receivable is affected by several factors, including, but not limited to:

•	our credit granting policies,

•	contractual provisions,

•	our customers’ and our overall credit rating as determined by various credit rating agencies,

•	industry and economic conditions, and

•	the customer’s and our recent operating results, financial position and cash flows.

Adverse changes in any of these factors, certain of which may not be wholly in our control, could create delays in collecting or an inability to collect our accounts receivable which could impair our cash flows and our financial position and cause a reduction in our results of operations.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In China, the chemical industry is undergoing increasing regulations as environmental awareness increases in China. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations, there is no assurance that we will be able to do so in the future.

Our financial results may be affected by mandated changes in accounting and financial reporting.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies may have a significant effect on our reported results and may even retroactively affect previously reported transactions.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Certain political and economic considerations relating to PRC could adversely affect our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because they reside outside the United States.

As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on our company and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

Any future outbreak of avian influenza, or the Asian Bird Flu, or any other epidemic in China could have a material adverse effect on our business operations, financial condition and results of operations.

Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, an new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

Our business may be affected by unexpected changes in regulatory requirements in the jurisdictions in which we operate.

We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. In particular, we are subject to laws and regulations covering food, health supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, which would limit any potential expansion.

We may have difficulty in attracting talent.

As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion.

We may experience currency fluctuation and longer exchange rate payment cycles.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

All of our assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Changes in China’s political or economic situation could harm us and our operational results

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocation resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm the market for our products.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We are subject to the United States Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Exchange Agreement (defined herein). If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR COMMON STOCK

The market price for shares of our common stock could be volatile; the sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. Such factors may include, without limitation, the general economic and monetary environment, quarter-to-quarter variations in our anticipated and actual operating results, future financing activities and the open-market trading of our shares in particular.

Our common stock price is volatile and could decline in the future.

The stock market, in general, and the market price for shares of pharmaceutical companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the pharmaceutical and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	the results of preclinical studies and clinical trials by us or by our competitors;

•	concern as to, or other evidence of, the safety or efficacy of our proposed products or our competitors’ products;

•	announcements of technological innovations or new products by us or our competitors;

•	developments concerning our proprietary rights or our competitors’ rights (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	market conditions for life science stocks in general;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	market conditions of securities traded on the OTC Bulletin Board;

•	investor perceptions of us and the medical device industry generally; and

•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who is an affiliate of the Company and has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to this resale prospectus may have an adverse effect on the market price of our common stock.

One stockholder exercises significant control over matters requiring shareholder approval.

After giving effect to the issuance of all the shares of common stock, Auto Chance International Limited has voting power equal to approximately 59.34% of our voting securities. As a result, Auto Chance International Limited, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Auto Chance International Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than Auto Chance International Limited.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The annual assessment of our internal controls over financial reporting by our management applies to our financial reporting for fiscal year 2007. The rules regarding the attestation of our assessment by our independent registered public accountants will apply to our financial reporting for fiscal year 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

Item 7.    Financial Statements

Reference is made to pages F-1 through F-25 comprising a portion of this annual report on Form 10-KSB.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and related forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon its evaluation, our management has concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making its assessment, management used the criteria described in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This annual report on Form 10-KSB does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Beginning with the fiscal year ending March 31, 2009, Section 404 of the Sarbanes-Oxley Act will require us to provide with our annual report on Form 10-KSB an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

As of March 31, 2008, set forth below are the names of our directors and executive officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position Held	Experience
Chen Si Qiang	45	Chairman of the Board Chief Executive Officer
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

Wang Gui Quan	40	Director, President
Mr. Wang has been the President and Director of the Company since October 2006. Mr. Wang has been a director of Jinding since 2003 and the General Manager and Secretary of Jinding since October 2003. From May 1998 to September 2003, Mr. Wang was the Factory Director and Vice Secretary of Xixian Chemical Fertilizer.

Zhou Dian Chang	43	Director
Mr. Zhou has been a Director of the Company since October 2006. Mr. Zhou has been the Chairman of the Board of Directors of Jinding since November 2004. From August 2004 to November 2004, he served as Deputy General Manager of the Xinyang Hongchang Group. From August 1997 to August 2004, Mr. Zhou served as the General Manager of the Henan Xinyang Real Estate Trading Center.

Howard S. Barth	56	Director
Mr. Barth has been a Director of the Company since April 2007. Mr. Barth is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University and has over 26 years of experience as a certified accountant. Until recently, he was chief executive officer and president with Yukon Gold Corporation, Inc., a public company which is dual-listed in the U.S. and Canadian markets. He is currently a director of Yukon Gold Corporation Inc. and has served on its audit committee. He is also a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited, a TSX-listed exploration company.

Yan Shi	45	Director
Mr. Yan has been a Director of the Company since April 2007. Mr. Yan is a registered CPA in the People’s Republic of China, a registered assets evaluator, registered coinage master and has worked as the vice managing director of Henan Yili Accountancy since 2002. Prior to that he was the vice general manager of Henan Huajian Project Evaluation & Consulting Corp. and the director of the Auditing Department of Henan Huajian Accountancy.

Qi Lei	35	Director
Mr. Qi has been a Director of the Company since April 2007. Mr. Qi is an economist who has worked as the general manager of Henan Yuanneng Mining Investment Corp. for the past five years. Prior to that he was the general manager of Henan Xinyang Hongchang Pipeline Gas Co. Ltd. and the manager of Henan Xinyang Shihe Borough Pipeline Gas Corp.

Xiaokai Cao	40	Director
Mr. Xiaokai has been a Director of the Company since April 2007. Mr. Xiaokai is an economist who received an MBA from Hull University in the United Kingdom. From 2002 to 2005, he was the general manager of Shanghai Pulan Pawn Corp., from 2006 to present he worked as general manager of Henan Yuan-Neng Investment Corp.

Li Dong Lai	43	Vice President
Mr. Li has been the Vice President of the Company since October 2006. Mr. Li has been the Chief Financial Officer of Jinding since September 2003. From October 1999 to August 2003, he served as the Vice Finance to Controller of the Xinyang Tianti Mining Development Co., Ltd.

Wu Peng	43	Vice President
Mr. Wu has been the Vice President of the Company since October 2006. Mr. Wu has been the standing Deputy General Manager of Jinding since 1996. He has been involved in Jinding from 1990 since the Company’s days as the Luoshan Chemical Fertilizer Factory.

Wang Xiang Fu	42	Vice President	Mr. Wang has been the Vice President of the Company since October 2006. Mr. Wang has been the Deputy General Manager of Jinding since 1987.
Ben Wang	35	Chief Financial Officer
Mr. Wang has been the Chief Financial Officer of the Company since April 2007. Mr. Wang was an equity research analyst at the Beijing offices of Brean Murray Carret Co., Ltd., a boutique institutional investment bank and research firm from 2006 to 2007. Prior to that, Mr. Wang spent one year providing risk solutions consulting for Standard and Poor’s in 2005 to 2006, and was a senior equity research analyst for Century Securities Co., Ltd from 2003 to 2005. Mr. Wang received a Ph.D. degree from Columbia Business School in 2003, and a Masters Degree in Electrical Engineering from Tsinghua University in 1998.

On April 5, 2007, Xiaofu Mai and Ran Chen resigned from their positions as members of the Board of Directors of the Company. On April 9, 2007, the Board of Directors resolved that the Board shall be comprised of seven directors and Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao were elected to the Board of the Company by unanimous written consent of the Board, effective immediately.

Committees of the Board of Directors

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

Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Howard S. Barth (Chair)	Xiaokai Cao (Chair)	Qi Lei (Chair)
Yan Shi	Yan Shi	Xiaokai Cao
Xiaokai Cao	Qi Lei	Howard S. Barth

Audit Committee

Pursuant to its charter, the Audit Committee provides assistance and guidance to the Board of Directors in fulfilling its oversight responsibilities to the Company’s stockholders with respect to the Company’s corporate accounting and reporting practices as well as the quality and integrity of the Company’s financial statements and reports. Membership on the Audit Committee is intended to be restricted to directors who are independent of management and free from any relationship that, in the opinion of the Board of Directors, could interfere with the exercise of independent judgment as a committee member.

The Audit Committee is comprised solely of non-employee Directors, all of whom our Board of Directors has determined are independent pursuant to the rules of the Nasdaq Stock Market (the “Nasdaq Rules”). Our Board of Directors has determined that all the members of the Audit Committee are financially literate pursuant to the Nasdaq Rules. Our Board of Directors also conducted a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience, and has determined that Mr. Barth is an Audit Committee Financial Expert within the meaning stipulated by the Securities and Exchange Commission.

Code of Ethics

On April 9, 2007, the Company adopted a Code of Business Conduct and Ethics that applies to all its employees including its executive officers. The Company’s Code of Business Conduct and Ethics was filed as an exhibit to the Company’s Form 8-K, filed on April 10, 2007.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based on a review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year dated March 31, 2008.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended March 31, 2008, the executive officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis, except for the timely filing of Form 3’s by Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao upon their appointment as Directors of the Company, and Ben Wang upon his appointment as Chief Financial Officer, due to unforeseen delays, which were all subsequently filed with the Securities and Exchange Commission. There were no transactions that were not reported timely.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by us during the years ended March 31, 2008, 2007 and 2006 to our executive officers who served during the fiscal year ended March 31, 2008. No executive officers who served during the most recently completed fiscal year have been omitted from the table.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Chen Si Qiang CEO	2008 2007 2006	22,500 22,500 22,500	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	22,500 22,500 22,500

Ben Wang CFO	2008 2007 2006	61,550 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	61,550 N/A N/A

Wang Gui Quan President	2008 2007 2006	15,000 15,000 15,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	15,000 15,000 15,000

Zhou Dian Chang *	2008 2007 2006	18,750 18,750 18,750	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	18,750 18,750 18,750

Li Dong Lai Vice President	2008 2007 2006	10,000 10,000 10,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	10,000 10,000 10,000

Wu Peng Vice President	2008 2007 2006	10,000 10,000 10,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	10,000 10,000 10,000

Wang Xiang Fu Vice President	2008 2007 2006	10,000 10,000 10,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	10,000 10,000 10,000

* Mr. Zhou received compensation with respect to his position as Chairman of Jinding.

As of as of March 31, 2008, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did the Company have any “Post-Employment Payments” to report.

There was no officer whose salary and bonus for the period exceeded $100,000. The amounts listed in the table above were paid by Jinding, the wholly owned subsidiary of our wholly owned subsidiary KHL.

While we do have employment agreements with our executive officers, the salary for our executive officers is at the discretion of our Board of Directors. We expect to pay substantially similar compensation to our executives in the future. The Board of Directors seeks to provide senior management with level of assured cash compensation in the form of base salary that facilitates an appropriate lifestyle given their professional status and accomplishments.

We have no stock option or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

Employment Agreements

Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd (“Jinding”) and Mr. Wang Xiang Fu. Mr. Wang shall serve as Jinding’s Deputy General Manager for a period of five (5) years until April 30, 2011.

Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. Mr. Li shall serve as Jinding’s Deputy General Manager for a period of eight (8) years until September 30, 2011.

Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. Mr. Wu shall serve as Jinding’s Deputy General Manager for a period of five (5) years until April 30, 2011.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board of Directors or Compensation Committee.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 11, 2008 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership (2)
Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Auto Chance International Limited	7,500,000	59.34%

Common	Chen Si Qiang (5)	7,500,000		(6)

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On July 11, 2008, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on July 11, 2008 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(5)
Through his position as a stockholder in Auto Chance International Limited, Chen Si Qiang has the power to dispose of or direct the disposition of the 7,500,000 shares of Common Stock of the Company owned by Auto Chance International Limited. As a result, Chen Si Qiang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Chen Si Qiang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(6)	Represents the individual’s ownership of the 7,500,000 shares of Auto Chance International Limited.

The following table sets forth information regarding the beneficial ownership of our common stock as of July 11, 2008 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership (2)
Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Chen Si Qiang (5)	7,500,000	(6)

Common	Ben Wang	-0-	-0-

Common	Wang Gui Quan	-0-	-0-

Common	Zhou Dian Chang	-0-	-0-

Common	Howard S. Barth	-0-	-0-

Common	Yan Shi	-0-	-0-

Common	Qi Lei	-0-	-0-

Common	Xiaokai Cao	-0-	-0-

Common	Li Dong Lai	-0-	-0-

Common	Wu Peng	-0-	-0-

Common	Wang Xiang Fu	-0-	-0-

Common	All Directors and Officers as a Group (10 persons)	7,500,000	59.34%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On July 11, 2008, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on July 11, 2008 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(5)
Through his position as a stockholder in Auto Chance International Limited, Chen Si Qiang has the power to dispose of or direct the disposition of the 7,500,000 shares of Common Stock of the Company owned by Auto Chance International Limited. As a result, Chen Si Qiang may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of Common Stock. Chen Si Qiang disclaims beneficial ownership of the shares of Common Stock reported as beneficially owned by him, except to the extent of his pecuniary interest as a stockholder of Auto Chance International Limited.

(6)	Represents the individual’s ownership of the 7,500,000 shares of Auto Chance International Limited.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended March 31, 2008, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Item 12.     Certain Relationships and Related Transactions, and Director Independence.

1. Xinyang Hong Chang Pipeline Gas Co. Ltd. (“Xinyang”), one of Jinding’s original shareholders, is a company controlled by the Chairman of the board and Chief executive officer of the Company. On January 3, 2005 Xinyang made an interest-free loan to the Company of 10 million RMB. 1million RMB was repaid on October 3, 2006. On February 17, 2006, an extension contract for the loan was executed and the maturity date for the outstanding 9million RMB was extended until December 31, 2007. A second extension contract was executed on December 27, 2007, with a maturity date for the outstanding 9million RMB of June 31, 2009. The loan was made to the Company and does not accrue any interest. The Company plans to repay the loan in full in the near future.

2. In October 2007, Xinyang also loaned the Company $2,849,409 (20 Million RMB) bearing interest at 8.748% per annum. This balance was originally due on April 15, 2008, but the maturity date has been extended until December 31, 2009.

3. Long Triumph Investment Limited, a shareholder of the Company, loaned $862,035 (includes outstanding principal as of March 31, 2008) to the Company. The amount represents advances and is unsecured, interest free, and has no fixed repayment terms.

4. On February 2, 2008, Chen Si Qiang, the Chairman of the Board and Chief Executive Officer of the Company, loaned $712,352 (includes outstanding principal and interest as of March 31, 2008) to the Company. The amount is unsecured, has interest rate of 9.6 % per annum and is due on February 3, 2009.

Director Independence

Messrs. Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to Nasdaq Rules and the Securities and Exchange Commission. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the Nasdaq Rules the rules of the Securities and Exchange Commission.

Item 13.     Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

10.1	Loan Contract (Short Term), dated March 31, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Bank of China, Luoshan Sub-branch. (2)

10.2	RMB Currency Loan Contract, dated January 5, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.3	RMB Currency Loan Contract, dated March 1, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.4	Short-Term Note issued to China Construction Bank, due January 5, 2007, in the amount of RMB 6 million (approximately $750,000). (2)

10.5	Short-Term Note issued to China Construction Bank, due March 1, 2007, in the amount of RMB 4 million (approximately $500,000). (2)

10.6	Loan Extension Agreement, dated February 17, 2006, by and between Xinyang Hongchang Channel Gas Engineering Co., Ltd. and Luoshan Jinding Chemical Co., Ltd. (2)

10.7	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

*10.8	Technology Transfer Agreement, dated July 18, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Sichuan Tianyi Science and Technologies Co., Ltd. (2)

*10.9	Contract from Technology Transfer, dated June 30, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (2)

*10.10	Technology Development Contract, dated September 1, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and Tsinghua University (Department of Chemical Engineering). (2)

*10.11	Contract on Technology Transfer, dated December 2, 2004, by and between Luoshan Jinding Chemical Co., Ltd. and TianYi Science and Technology Company Limited.(2)

*10.12	Engineering Service Contract, dated October 30, 2005, by and between Henan Xinyang Hongchang Pipeline and Gas Company and Hunan Chemical and Pharmaceutical Design Institute. (2)

*10.13
Agreement on Cooperative Experimentation and Development of the Oil Crop Cyperus Esculentus as New Energy, dated May 8, 2006, by and between the Institute of Oil Crops Resea4ch Chinese Academy of Agriculture Sciences and Xinyyang Hongdrang Channel Engineering Co., Ltd. (2)

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

10.19	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)

22.1	Subsidiaries of the Company (5)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)

*   Confidentiality treatment requested for certain portions of these agreements.
(1)   Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)   Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)   Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)   Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)   Filed herewith.

Item 14. Principal Accountant Fees and Services

The firm of Weinberg & Company, P.A. acts as our principal accountant. The following is a summary of fees incurred for services rendered.

Audit Fees

During the fiscal year ended March 31, 2008, the fees for our principal accountant were $305,000, which was composed of $60,000 for quarterly reviews, and $245,000 for the audit of our consolidated financial statements included in this Annual Report on Form 10-KSB.

Audit Related Fees

During the fiscal year ended March 31, 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended March 31, 2008, the fees for our principal accountant for the rendering of tax compliance, tax advice and tax planning were $4,371.

All Other Fees

During the fiscal year ended March 31, 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended March 31, 2008.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND 2007

PAGE	F - 3	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGE	F - 4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGE	F - 5 -6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGE	F - 7-25	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
New Oriental Energy & Chemical Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Oriental Energy & Chemical Corp. (formerly Sports Sources, Inc.) and subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 included in the Company’s Item 8A(T) “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Oriental Energy & Chemical Corp. and subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
June 26, 2008

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,487,808	$2,616,149
Restricted cash	5,438,809	5,430,426
Notes receivable, net of reserve of $135,563 at March 31, 2008	647,908	1,395,858
Inventories	2,171,040	3,786,130
Prepayments for goods	1,196,831	383,639
Taxes receivable	-	160,800
Due from employees	13,213	113,275
Other assets	134,993	204,508
Current assets of discontinued operation	-	47,084
Total current assets	17,090,602	14,137,869

Plant and equipment, net	20,102,938	11,571,652
Land use rights, net	1,629,633	1,510,695
Construction in progress	9,740,638	5,208,277
Deposits	1,978,389	267,757
Deferred taxes	179,541	646,331
Other long-term assets	32,574	39,745
Other assets of discontinued operation	-	125,875
Total long-term assets	33,663,713	19,370,332

TOTAL ASSETS	$50,754,315	$33,508,201

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,656,883	$2,259,834
Other payables and accrued liabilities	545,090	409,025
Short-term debt	17,954,837	7,356,933
Notes payable-current portion	-	572,781
Customer deposits	4,220,527	5,385,425
Payable to contractors	506,364	96,861
Due to related parties	5,708,995	4,041,583
Taxes payable	1,424,992	30,000
Current liabilities of discontinued operation	-	12,711
Total current liabilities	32,017,688	20,165,153

LONG-TERM LIABILITIES
Long-term notes payable	517,168	-
Deferred taxes	773,449	1,619,110
Due to employees	156,517	115,816
Total long-term liabilities	1,447,134	1,734,926

TOTAL LIABILITIES	$33,464,822	$21,900,079

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of March 31, 2008 and 2007, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $950,327 and $440,182 as of March 31, 2008 and 2007, respectively)	10,626,499	6,563,558
Accumulated other comprehensive income	2,077,149	458,719
TOTAL SHAREHOLDERS' EQUITY	17,289,493	11,608,122

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,754,315	$33,508,201

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES	$67,832,920	$38,338,773

COST OF GOODS SOLD	56,978,425	32,731,663

GROSS PROFIT	10,854,495	5,607,110

Selling and distribution	1,171,737	659,836

General and administrative	3,164,145	1,243,143

INCOME FROM OPERATIONS	6,518,613	3,704,131

OTHER INCOME (EXPENSES)

Interest expense, net	(516,032)	(238,697)

Government grants	85,405	372,290

Other expenses, net	(115,016)	(18,822)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	5,972,970	3,818,902

INCOME TAXES	1,932,695	812,126

INCOME FROM CONTINUING OPERATIONS	4,040,275	3,006,776

DISCONTINUED OPERATION

Income from discontinued operation	1,760	10,895

Gain from disposition of discontinued operation	20,906	-

NET INCOME	4,062,941	3,017,671

Foreign currency translation gain	1,618,430	445,431

OTHER COMPREHENSIVE INCOME BEFORE TAX	1,618,430	445,431

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	-	146,992

OTHER COMPREHENSIVE INCOME,NET	1,618,430	298,439

COMPREHENSIVE INCOME	$5,681,371	$3,316,110

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	9,922,137

INCOME FROM CONTINUING OPERATIONS PER SHARE, BASIC AND DILUTED	$0.32	$0.30
INCOME FROM DISCONTINUED OPERATION PER SHARE, BASIC AND DILUTED	0.00	0.00
NET INCOME PER SHARE, BASIC AND DILUTED	0.32	0.30

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

					Accumulated
	Common stock		Additional		Other
		Par	Paid-in	Retained	Comprehensive
	Shares	value	Capital	Earnings	Income	Total

BALANCE AT MARCH 31, 2006	7,500,000	$7,500	$4,583,591	$3,545,887	$160,280	$8,297,258

Recapitalization	5,140,000	5,140	(10,386)	-	-	(5,246)
Foreign currency translation gain	-	-	-	-	298,439	298,439
Net income	-	-	-	3,017,671	-	3,017,671

BALANCE AT MARCH 31, 2007	12,640,000	$12,640	$4,573,205	$6,563,558	$458,719	$11,608,122

Foreign currency translation gain	-	-	-	-	1,618,430	1,618,430
Net income	-	-	-	4,062,941	-	4,062,941

BALANCE AT MARCH 31, 2008	12,640,000	$12,640	$4,573,205	$10,626,499	$2,077,149	$17,289,493

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,062,941	$3,017,671

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,215,412	1,627,497
Deferred taxes	(933,579)	(48,677)
Provision for notes receivable	135,563	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	1,615,090	(2,707,538)
Prepayment for goods	(813,192)	452,074
Other assets	85,189	(180,889)
Taxes receivable	160,800	(160,800)
Due from employees	100,062	(64,254)
Discontinued operation	-	(9,664)

Increase (Decrease) In:
Accounts payable	(602,950)	(381,490)
Other payables and accrued liabilities	136,065	(31,911)
Customer deposits	(1,164,898)	3,524,965
Taxes payable	1,394,992	(29,111)
Due to employees	30,210	5,377
Proceeds from disposition of discontinued operation	127,743	-
Discontinued operation	-	12,710
Net cash provided by operating activities	6,549,448	5,025,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(8,383)	(3,309,932)
Purchases of plant and equipment	(607,252)	(1,524,934)
Deposits for land use rights	(956,363)	(236,817)
Proceeds from disposition of plant and equipment	103,039	-
Repayment (Issuance) of notes receivable	194,115	(92,801)
Purchases of construction in progress	(12,038,674)	(3,509,837)
Advance from sales of marketable securities	-	12,580
Advance of other long-term assets	-	(40,025)
Discontinued operation	-	(13,614)
Net cash used in investing activities	(13,313,518)	(8,715,380)

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	29,677,345	10,395,387
Repayments of short-term debt	(20,306,522)	(10,451,139)
Advances from director	583,056	129,296
Advances from related parties	1,081,646	2,789,418
Repayment of notes payable	(108,451)	-
Cash proceeds from reverse merger	-	7,241
Net cash provided by financing activities	10,927,074	2,870,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,163,004	(819,217)

Effect of exchange rate changes on cash	708,655	191,025
Cash and cash equivalents at beginning of year	2,616,149	3,244,341
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,487,808	$2,616,149

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$737,269	$998,994
Interest paid	$689,332	$218,265

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

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

After the share exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly-owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No.141, “Business Combinations”. The acquisition has been accounted for as the recapitalization of Jinding.

On November 13, 2007, Luoshan Jinding Chemical Co., Ltd. (“Luoshan Jinding”) was incorporated as an inactive, wholly owned subsidiary of Jinding under the law of the People’s Republic of China (“PRC”).

The principal activities of the Company are the manufacture and distribution of fertilizer and chemical products. The products are distributed to China markets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).
(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) (100% subsidiary of KHL).
(iii)	Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) (100% subsidiary of Henan Jinding).

Intercompany accounts and transactions have been eliminated in consolidation.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations

The Company has major customers for the years ended March 31, 2008 and 2007, respectively who accounted for the following percentage of total sales and total customer deposits in 2008 and 2007:

Customer	Sales		Customer Deposits
	2008	2007	2008	2007

Company A	20%	16%	36%	62%
Company B	8%	-	1%	-
Company C	6%	-	1%	-
Company D	-	8%	-	3%
Company E	-	6%	-	8%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits in 2008 and 2007:

Supplier	Purchases		Accounts Payable /Deposits
	2008	2007	2008	2007

Company F	17%	-	0%	-
Company G	14%	8%	29%	5%
Company H	11%	-	0
Company I	11%	-	11%
Company J	-	16%	-	8%

The sole market of the Company is the PRC for the years ended March 31, 2008 and 2007

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
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

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

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivable, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the company’s long-term debt is estimated based on the current rates offered to the company for debt of similar terms and maturities. The company’s fair value of long-term debt was not significantly different from the carrying value at March 31, 2008 and 2007.

(f) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Restricted cash represents time deposits on account to secure short-term debt. See Note 9. These balances are subject to withdrawal restrictions and totaled $5,438,809 as of March 31, 2008.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on the weighted average basis. Finished goods costs are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

As of March 31, 2008 and 2007, the Company has no reserve against inventories.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Customer Deposits

Customer deposits consist of amounts paid to the Company in advance for the sale of products in the PRC. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the goods are delivered.

(i) Prepayments for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials.

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

(l)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the fiscal years ended March 31, 2008 and 2007 was $112,094 and $0, respectively.

(m)	Land Use Rights
According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There was no impairment for the years ended March 31, 2008 and 2007

(o)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(p)	Government Grants

Government grants represented grants received from the PRC Government for assisting the Company’s environment protection. The amount is recognized when the proceeds are received or collectible.

During 2008 and 2007, respectively $85,405 and $372,290 were received from the PRC Government for assisting the Company’s environment protection procedures.

(q)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $141,379 and $115,522 were charged to operations for the years ended March 31, 2008 and 2007, respectively.

(r)	Foreign Currency Translation

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

	2008	2007
Year end RMB: $ exchange rate	7.0190	7.7342
Average yearly RMB: $ exchange rate	7.3766	7.8756

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Income Taxes

The Company accounts for income tax using the liability method. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(t)	Comprehensive Income

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

(u)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2008 and 2007.

(v) Segments

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

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fuel Segment:

For the Year Ended March 31, 2008
	DME	Methanol	Segment Total
Revenues	$32,626,266	$417,180	$33,043,446
COGS	27,439,177	309,292	27,748,469
Gross profit	$5,187,089	$107,888	$5,294,977

For the Year Ended March 31, 2007
	DME	Methanol	Segment Total
Revenues	$4,899,690	$7,337,211	$12,236,901
COGS	3,843,055	5,737,862	9,580,917
Gross profit	$1,056,635	$1,599,349	$2,655,984

Fertilizer Segment:

For the Year Ended March 31, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$30,774,271	$2,320,609	$1,468,603	$225,991	$34,789,474
COGS	25,257,671	2,327,743	1,434,359	210,183	29,229,956
Gross profit	$5,516,600	$(7,134)	$34,244	$15,808	$5,559,518

For the Year Ended March 31, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$21,999,472	$2,086,058	$1,858,936	$157,406	$26,101,872
COGS	19,019,786	2,154,549	1,834,531	141,880	23,150,746
Gross profit	$2,979,686	$(68,491)	$24,405	$15,526	$2,951,126

(w) New Accounting Pronouncement

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company has currently not chosen to apply this standard so this financial instrument is not applicable to the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.

This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

3.	NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2008	March 31, 2007
Bank acceptance notes:

Due May 9, 2008 (subsequently settled)	$21,371	$-
Due April 30, 2008 (subsequently settled)	17,096	-
Due July 17, 2008 (subsequently settled)	32,966	-
Due April 30, 2008 (subsequently settled)	6,593	-
Due April 27, 2007 (subsequently settled)	-	102,901
Subtotal	$78,026	$102,901

Notes receivable from unrelated companies:

Due December 31, 2007	712,352	1,292,957
Provision for notes receivable	(142,470)	-
Total	$647,908	$1,395,858

The balance of notes receivable from unrelated companies represents an amount due from the Xi county government, which is interest-free and unsecured. The Company provided a provision against the Xi county government notes receivable at March 31, 2008 for $142,470. See Note 13.

4.	INVENTORIES

Inventories consist of the following:

	March 31, 2008	March 31, 2007
Finished goods	$281,851	$2,626,187
Raw materials	1,185,758	561,995
Packing materials	703,431	597,948
Total inventories	$2,171,040	$3,786,130

The net book value of $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at March 31, 2008. See Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

5.	RELATED PARTY TRANSACTIONS

(I) Due to Related Parties

	March 31, 2008	March 31, 2007
Current:
Xinyang Hong Chang Pipeline Gas Co., Ltd. (a)	$4,131,643	$3,749,580
Long Triumph Investments Limited (b)	862,035	162,209
Chen Siqiang (c)	712,352	129,296
Due to employees (d)	2,965	498
	$5,708,995	$4,041,583

(a) Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The amount is unsecured. Included in the $4,131,643 is $2,849,409, which has an interest rate of 8.748% per annum and is due on June 31, 2009. The interest expense for 2008 and 2007 of $101,791 and $0, respectively, was capitalized in construction in progress, since the amount was used for construction. Also see Note 8. The balance of $1,282,234 is interest free and has no fixed repayment terms.

(b)  Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c) Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on February 3, 2009. The interest expense for 2008 and 2007 of $10,303 and $0 was capitalized in construction in progress, since the amount was used for construction. Also see Note 8.

(d) The amount due to employees is unsecured, interest free, and has no fixed repayment terms.

(II) Due from Employees

	March 31, 2008	March 31, 2007

Current	$13,213	$113,275
Total amount due from employees	$13,213	$113,275

Due from employees is interest-free, unsecured and has no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(III) Due to Employees

	March 31, 2008	March 31, 2007

Long-term	$156,517	$115,816
Total amount due to employees	$156,517	$115,816

Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts represent training deposits due to employees. The amounts are deposits received by the Company at the time the employee begins his employment with the Company and will be refunded to the employee when he leaves the employment of the Company.

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2008	March 31, 2007
At cost:
Buildings	$2,133,765	$1,362,587
Machinery	23,988,684	13,737,425
Motor vehicles	314,870	295,231
Office equipment	247,367	109,900
	26,684,686	15,505,143
Less: Accumulated depreciation

Buildings	304,052	215,272
Machinery	6,063,257	3,584,558
Motor vehicles	136,381	97,162
Office equipment	78,058	36,499
	6,581,748	3,933,491
Plant and equipment, net	$20,102,938	$11,571,652

The depreciation expense for 2008 and 2007 is $2,182,115 and $1,581,339, respectively.

The Company transferred $422,577 from construction in progress to buildings in the fiscal year ended March 31, 2008. The property certificates of buildings are still in the registration process.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

7.	LAND USE RIGHTS

	March 31, 2008	March 31, 2007

Cost	$1,749,677	$1,587,880
Less: Accumulated amortization	120,044	77,185
Land use rights, net	$1,629,633	$1,510,695

Amortization expense for the years ended March 31, 2008 and 2007 is $33,297 and $46,158, respectively.

The net book value of $1,629,633 and $1,510,695 of the land use rights are pledged as collateral for the short-term bank loans at March 31, 2008 and March 31, 2007, respectively. See Note 9.

Amortization expense for the next five years and thereafter is as follows:

2009	$34,994
2010	34,994
2011	34,994
2012	34,994
2013	34,994
Thereafter	1,454,663
Total	$1,629,633

8.	CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2008 and 2007 consist of the following:

	March 31, 2008	March 31, 2007
Machinery	$5,213,755	$1,823,426
Plant	4,525,886	3,383,946
Other	997	905
	$9,740,638	$5,208,277

Capitalized interest for the year ended March 31, 2008 is $112,094. There was no capitalized interest for the year ended March 31, 2007.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

9.	SHORT-TERM DEBT

Short-term debt consists of the following:

	March 31, 2008	March 31, 2007
Bank Loans:
Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights.	$2,849,409	$-

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	2,849,409	-

Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.55% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	1,424,704	-

Xinyang Chengxing Credit Cooperatives, Due December 27, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory.	2,279,527	-

Xinyang Chengxing Credit Cooperatives, Due February 3, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	1,424,704	-

Rural Credit Cooperatives, Due July 24, 2007, interest rate at 11.16% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co. Ltd (Subsequently repaid in July 2007)	-	504,254

Bank of China Luoshan Branch, Due March.31, 2007, interest rate at 5.58% per annum, collateralized by a land use right. (Subsequently repaid in April 2007)	-	1,292,958

Notes Payable to Unrelated Companies:
Due April 11, 2008 (subsequently repaid on its due date)	185,212	-
Due April 15, 2008 (subsequently repaid on its due date)	765,065	-

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

Notes Payable to Unrelated Companies: (cont’d)	March 31, 2008	March 31, 2007
Due April 17, 2008 (subsequently repaid on its due date)	$176,663	$-
Due April 19, 2008 (subsequently repaid on its due date)	247,899	-
Due April 30, 2008 (subsequently repaid on its due date)	569,882	-
Due May 13, 2008 (subsequently repaid on its due date)	284,941	-
Due May 23, 2008 (subsequently repaid on its due date)	284,941	-
Due May 28, 2008 (subsequently repaid on its due date)	598,376	-
Due May 30, 2008 (subsequently repaid on its due date)	142,470	-
Due June 5, 2008 (subsequently repaid on its due date)	569,882	-
Due June 26, 2008 (subsequently repaid on its due date)	284,941	-
Due July 11, 2008	142,470	-
Due July 18, 2008	569,882	-
Due August 19, 2008	96,168	-
Due August 25, 2008	854,823	-
Due August 28, 2008	71,235	-
Due September 11, 2008	427,411	-
Due September 25, 2008	854,823	-
Due April 11, 2007 (subsequently repaid on its due date)	-	374,958
Due April 24, 2007 (subsequently repaid on its due date)	-	336,169
Due May 1, 2007 (subsequently repaid on its due date)	-	258,592
Due May 7, 2007 (subsequently repaid on its due date)	-	387,888
Due May 17, 2007 (subsequently repaid on its due date)	-	193,943
Due May 20 2007 (subsequently repaid on its due date)	-	387,888
Due May 23, 2007 (subsequently repaid on its due date)	-	387,888
Due June 6, 2007 (subsequently repaid on its due date)	-	387,888
Due June 19, 2007 (subsequently repaid on its due date)	-	387,888
Due June 27, 2007 (subsequently repaid on its due date)	-	258,591

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

Notes Payable to Unrelated Companies: (cont’d)	March 31, 2008	March 31, 2007
Due July 5, 2007(subsequently repaid on its due date)	$-	$129,295

Due July 23, 2007(subsequently repaid on its due date)	-	646,478
Due August 5, 2007(subsequently repaid on its due date)	-	387,888
	-	387,888
Due September 13, 2007(subsequently repaid on its due date)	-	387,888
Due September 26, 2007(subsequently repaid on its due date)	-	258,591
	$17,954,837	$7,356,933

Interest expense for 2008 and 2007 was $616,971 and $300,468, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $8,332 and $2,730 in 2008 and 2007, respectively.

Restricted cash of $5,438,809 and $5,430,426 is collateralized for the notes payable at March 31, 2008 and 2007, respectively.

10.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The Company paid $113,976 and $491,324 during 2008 and 2007, and the remaining balance at March 31, 2008 and 2007 is $517,168 and $572,781, respectively. The notes are due on December 31, 2010 and are interest free. The Company’s fair value of long-term debt was not significantly different from the carrying value at March 31, 2008 and 2007. Also see note 13.

11.	INCOME TAXES

(a) Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Since under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected into the accounts by best estimation method.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

11.	INCOME TAXES (CONTINUED)

Income tax expense for the years ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Current:
CIT	$2,233,226	$810,909
Deferred:
CIT	(300,531)	1,217

Income tax expense	$1,932,695	$812,126

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	2008	2007

Computed “expected” expense	$1,971,080	$1,260,238
Effect of favorable tax rates	101,242	36,343
Permanent differences	(139,627)	(484,455)

Income tax expense	$1,932,695	$812,126

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

11.	INCOME TAXES (CONTINUED)

	2008	2007
Deferred tax assets:
Non-current portion:
Cost of sales	$73,207	$603,158
Financial expense	11,840	-
Welfare	11,893	-
Payroll	-	7,096
Provision for notes receivable	35,618	-
Other expense	46,983	36,077
Total deferred tax assets	179,541	646,331

Deferred tax liabilities:
Non-current portion:
Depreciation	353,039	495,756
Amortization	21,330	30,910
Welfare	-	54,758
Cost of sales	314,511	776,372
Government grant	57,344	42,668
Other income	-	218,646
Investment income	16,785	-
Other expense	10,440	-
Total deferred tax liabilities	773,449	1,619,110

Net deferred tax liabilities	$(593,908)	$(972,779)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FIN48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

11.	INCOME TAXES (CONTINUED)

(b) Value Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. For the Company, VAT of finished goods “Ammonium bicarbonate” is levied at 0%, and finished goods “Caramide” and raw material “coal” is levied at 13%; since July 2005, sales of Caramide is free of VAT. The Company is required to remit the VAT collected to the tax authority, but may deduct there from the VAT paid on eligible purchases.

The VAT payable of $53,315 and $107,776 at March 31, 2008 and 2007 respectively are included in other payable and accrued liabilities in the accompanying consolidated balance sheets.

12.	SHAREHOLDERS’ EQUITY

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

In 2008 and 2007, the subsidiaries of the Company in China transferred 10% of its PRC profit after taxation to the surplus reserve fund in the amount of $511,079 and $146,624, respectively. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $950,327 and $440,182 are restricted as of March 31, 2008 and 2007, respectively.

13.	CONTINGENCIES

Pending litigation:

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Plant and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of $650,000 from each of the Luoshan county government and the Xi county government, which were to be received before December 29, 2007.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, and seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending and expected to be announced by July 2008.

The Company provided a provision against the Xi county government notes receivable at March 31, 2008 for $142,470. While the amount due from Luoshan county government has still not been collected, the Company is aggressively pursuing the collection.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

14.	DISCONTINUED OPERATION

Henan Luoshan Jinding LPG Co., Ltd. (the “LPG Subsidiary”) was set up on March 28, 2006 as a wholly owned subsidiary of the Company to market the new DME product. After the DME product was introduced to the market, the production of DME product was reduced due to the increased cost of its feedstock (methanol) from outside vendors. Since the promotional goals of the LPG Subsidiary had been completed, the Board of Directors of the Company decided to discontinue all operations of the LPG subsidiary, and the LPG subsidiary was subsequently sold in July 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

	By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

Dated: July 14, 2008

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

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chen Si Qiang
Chen Si Qiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	July 14, 2008

/s/ Ben Wang
Ben Wang	Chief Financial Officer (Principal Accounting Officer)	July 14, 2008

/s/ Wang Gui Quan
Wang Gui Quan	President and Director	July 14, 2008

/s/ Zhou Dian Chang
Zhou Dian Chang	Director	July 14, 2008

/s/ Yan Shi
Yan Shi	Director	July 14, 2008

/s/ Qi Lei
Qi Lei	Director	July 14, 2008

/s/ Xiaokai Cao
Xiaokai Cao	Director	July 14, 2008

/s/ Howard S. Barth
Howard S. Barth	Director	July 14, 2008

S-1