Form 10-Q
period 2008-06-30
New Oriental Energy & Chemical Corp.
filed 2008-08-14
CIK 1312547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-1917956 (I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang
Henan Province, The People’s Republic of China
(Address of principal executive offices, including zip code)

(86) 27 853 75701
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

New Oriental Energy & Chemical Corp.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,636,234	$7,487,808
Restricted cash	7,140,150	5,438,809
Notes receivable, net of reserve of $145,792 and $135,563 at June 30, 2008 and March 31, 2008, respectively	597,746	647,908
Inventories	5,236,548	2,171,040
Prepayments for goods	378,460	1,196,831
Due from employees	22,626	13,213
Other assets	87,848	134,993
Due from related parties	302,937	-
Total current assets	15,402,549	17,090,602

Plant and equipment, net	20,515,470	20,102,938
Land use rights, net	1,658,671	1,629,633
Construction in progress	17,437,409	9,740,638
Deposits	2,036,189	1,978,389
Deferred taxes	183,245	179,541
Other long-term assets	33,143	32,574
Total long-term assets	41,864,127	33,663,713

TOTAL ASSETS	$57,266,676	$50,754,315

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,048,291	$1,656,883
Other payables and accrued liabilities	647,167	545,090
Short-term debt	20,730,854	17,954,837
Customer deposits	4,129,364	4,220,527
Payable to contractors	474,473	506,364
Due to related parties	6,920,942	5,708,995
Taxes payable	1,288,696	1,424,992
Total current liabilities	37,239,787	32,017,688

LONG-TERM LIABILITIES
Long-term notes payable	529,224	517,168
Deferred taxes	780,245	773,449
Due to employees	159,874	156,517
Total long-term liabilities	1,469,343	1,447,134

TOTAL LIABILITIES	$38,709,130	$33,464,822

CONTINGENCIES	$0	$0

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of June 30, 2008 and March 31, 2008, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $950,327 as of June 30, 2008 and March 31, 2008, respectively)	11,454,518	10,626,499
Accumulated other comprehensive income	2,517,183	2,077,149
TOTAL SHAREHOLDERS' EQUITY	18,557,546	17,289,493

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,266,676	$50,754,315

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

REVENUES	$15,965,093	$14,727,290

COST OF GOODS SOLD	(13,257,214)	(12,118,023)

GROSS PROFIT	2,707,879	2,609,267

Research and development	20,433	51,662

Selling and distribution	277,989	435,049

General and administrative	949,161	428,226

INCOME FROM OPERATIONS	1,460,296	1,694,330

OTHER INCOME (EXPENSE)

Interest expense, net	(186,755)	(99,834)

Other (expense) income, net	(32,167)	10,456

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,241,374	1,604,952

INCOME TAXES	413,355	583,815

INCOME FROM CONTINUING OPERATIONS	828,019	1,021,137

DISCONTINUED OPERATION

Income from discontinued operation (net of income tax of $396)	-	1,761

NET INCOME	828,019	1,022,898

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	440,034	341,582

OTHER COMPREHENSIVE INCOME BEFORE TAX	440,034	341,582

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	-	112,772

OTHER COMPREHENSIVE INCOME, NET	440,034	228,860

COMPREHENSIVE INCOME	$1,268,053	$1,251,758

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000

INCOME FROM CONTINUING OPERATIONS PER SHARE, BASIC AND DILUTED	$0.07	$0.08
INCOME FROM DISCONTINUED OPERATION PER SHARE, BASIC AND DILUTED	$0.00	$0.00
NET INCOME PER SHARE, BASIC AND DILUTED	$0.07	$0.08

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$828,019	$1,022,898
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	694,446	455,958
Deferred taxes	3,092	(155,320)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(3,065,508)	1,367,786
Prepayment for goods	818,371	(598,137)
Other assets	47,145	(82,667)
Due from employees	(9,413)	-
Due from related parties	(302,937)	-
Discontinued operation	-	(8,272)

Increase (Decrease) In:
Accounts payable	1,391,408	676,071
Other payables and accrued liabilities	102,077	100,398
Customer deposits	(91,163)	(4,087,656)
Taxes payable	(136,296)	606,892
Due to employees	3,357	-
Discontinued operation	-	49
Net cash provided by (used in) operating activities	282,598	(702,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,701,341)	(688,673)
Purchases of plant and equipment	(24,714)	(30,311)
Deposit for land use rights	(11,544)	(805,541)
Proceeds from notes receivable	64,514	56,485
Purchases of construction in progress	(8,032,005)	(1,164,383)
Due from employees	-	40,475
Net cash used in investing activities	(9,705,090)	(2,591,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	10,811,200	8,285,733
Repayments of short-term debt	(8,480,927)	(4,727,201)
Advances from related parties	1,084,243	216,258
Due to employees	-	1,295
Net cash provided by financing activities	3,414,516	3,776,085

NET (DECREASE) INCREASE IN CASH AND CASH QUIVALENTS	(6,007,976)	482,137

Effect of exchange rate changes on cash	156,402	183,149
Cash and Cash equivalents at beginning of period	7,487,808	2,616,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,636,234	$3,281,435

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$590,855	$-
Interest paid	$243,949	$76,493

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the three months ended June 30, 2008 and 2007, $605,234 and $2,069,287, respectively, was transferred from construction in progress to plant and equipment.

As of June 30, 2008 and 2007, $43,192 and $0 of purchases of construction in progress for the three months ended was not settled in cash or cash equivalents and the liabilities were recorded as payable to contractors, respectively.

During the three months ended June 30, 2008 and 2007, $0 and $31,423, respectively, was transferred from deposits to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

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

All inter-company accounts and transactions have been eliminated in consolidation.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Three Months Ended June 30,		As of June 30, 2008	As of March 31, 2008
	2008	2007
Company A	20.39%	39.33%	47.41%	35.81%
Company B	11.05%	10.21%	14.04%	18.72%
Company C	15.56%	-	0.03%	-
Company D	-	10.65%	-	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable / Deposits
	Three Months Ended June 30,		As of June 30,	As of March 31,
	2008	2007	2008	2008
Company E	32.34%	15.32%	15.98%	28.82%
Company F	38.69%	-	-	-
Company G	18.60%	-	8.51%	-
Company H	-	17.82%	-	5.65%
Company I	-	20.39%	-	2.13%

The sole market of the Company is the PRC for the three months ended June 30, 2008 and 2007.

(c)	Economic and Political Risks

The Company's operations are conducted in the People’s Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivable, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the company’s long-term debt is estimated based on the current rates offered to the company for debt of similar terms and maturities. The company’s fair value of long-term debt was not significantly different from the carrying value at June 30, 2008 and March 31, 2008.

(f)	Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Restricted cash represents time deposits on account to secure short-term debt. See Note 10. These balances are subject to withdrawal restrictions and totaled $7,140,150 and $5,438,809 as of June 30, 2008 and March 31, 2008, respectively.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on the weighted average basis. Finished goods costs are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

As of June 30, 2008 and 2007, the Company has no reserve against inventories.

(h)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the three months ended June 30, 2008 and 2007 was $94,040 and $0, respectively.

(i)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists,

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(j)	Foreign Currency Translation

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

	June 30, 2008	March 31, 2008	June 30, 2007
Year end RMB: $ exchange rate	6.8591	7.0190	7.6155
Average yearly RMB: $ exchange rate	6.9391	7.3766	7.6749

(k)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2008 and 2007.

(l)	Segments

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fuel Segment:

For The Three Months Ended June 30, 2008
	DME	Methanol	Segment Total
Revenues	$4,915,616	$349,408	$5,265,024
COGS	4,028,452	240,020	4,268,472
Gross profit	$887,164	$109,388	$996,552

For The Three Months Ended June 30, 2007
	DME	Methanol	Segment Total
Revenues	$4,424,938	$58,210	$4,483,148
COGS	3,803,204	55,268	3,858,472
Gross profit	$621,734	$2,942	$624,676

Fertilizer Segment:

For The Three Months Ended June 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$9,917,995	$661,044	$34,318	$86,712	$10,700,069
COGS	8,080,680	783,190	28,411	96,461	8,988,742
Gross profit (loss)	$1,837,315	$(122,146)	$5,907	$(9,749)	$1,711,327

For The Three Months Ended June 30, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$9,217,132	$798,675	$174,821	$53,514	$10,244,142
COGS	7,263,797	783,889	165,971	45,894	8,259,551
Gross profit	$1,953,335	$14,786	$8,850	$7,620	$1,984,591

Combined Segments:

For The Three Months Ended June 30, 2008
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$5,265,024	$10,700,069	$15,965,093
COGS	4,268,472	8,988,742	13,257,214
Gross profit	$996,552	$1,711,327	$2,707,879

For The Three Months Ended June 30, 2007
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$4,483,148	$10,244,142	$14,727,290
COGS	3,858,472	8,259,551	12,118,023
Gross profit	$624,676	$1,984,591	$2,609,267

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)  New Accounting Pronouncement

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.

This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141® will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

4. NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)
Bank acceptance notes:

Due May 9, 2008 (subsequently settled)	$-	$21,371
Due April 30, 2008 (subsequently settled)	-	17,096
Due July 17, 2008 (subsequently settled)	-	32,966
Due April 30, 2008 (subsequently settled)	-	6,593
Due August 23, 2008	14,579	-
Subtotal	$14,579	$78,026

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

4.    NOTES RECEIVABLE (CONTINUED)

Notes receivable from unrelated companies:

Due December 31, 2007 (in litigation)	728,959	712,352
Provision for notes receivable	(145,792)	(142,470)
Total	$597,746	$647,908

The balance of notes receivable from unrelated companies represents an amount due from the Xi County government, which is interest-free and unsecured. The Company provided a provision against the Xi County government notes receivable at March 31, 2008 for $142,470. In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi County government for the refusal to repay the note receivable on its due date. Final judgment of the lawsuit is still pending. Also See Note 13.

5.    INVENTORIES

Inventories consist of the following:

	June 30, 2008	March 31, 2007
	(Unaudited)
Finished goods	$733,450	$281,851
Raw materials	3,007,958	1,185,758
Packing materials	1,495,140	703,431
Total inventories	$5,236,548	$2,171,040

The book value of $733,450 and $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at June 30, 2008 and March 31, 2008, respectively. See Note 10.

6.     RELATED PARTY TRANSACTIONS

(I)	Due From Related Parties

	June 30, 2008	March 31, 2008
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$302,937	-

Huaiyang Desheng Chemical Co., Ltd ( “Huaiyang Desheng”) is a company controlled by Mai Xiaofu, a director of the Henan Jinding. For the three months ended June 30, 2008, Huaiyang Desheng purchased $30,239 of raw materials from Henan Jinding, and sold $18,886 of finished goods to Henan Jinding.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

6.     RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties

			June 30, 2008	March 31, 2008
			(Unaudited)
Current:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a	)	$4,227,960	$4,131,643
Long Triumph Investments Limited	(b	)	1,225,723	862,035
Chen Siqiang	(c	)	1,020,542	712,352
Wang Guiquan	(d	)	131,213	-
Zhou Dianchang	(e	)	72,896	-
Mai Xiaofu	(f	)	145,792	-
Yu Zhiyang	(g	)	43,737	-
Yang Hongtao	(h	)	43,737	-
Due to employees	(i	)	9,342	2,965
			$6,920,942	$5,708,995

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The amount is unsecured. Included in the $4,227,960 is $2,915,834, which has an interest rate of 8.748% per annum and is due on June 30, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $63,770 and $0, respectively, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9. The balance of $1,312,126 is interest free and has no fixed repayment terms. Also see the subsequent event discussion at note 14.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, and has an interest rate of 9.6% per annum. Included in the $1,020,542 is $728,959, which is due on February 3, 2009. The balance of $291,583 is due on May 21, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $20,761 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $2,554 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $1,419 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(f)
Mai Xiaofu is a director of Henan Jinding. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $3,460 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

6.     RELATED PARTY TRANSACTIONS (CONTINUED)

(g)
Yu Zhiyang is a significant shareholder in the majority shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $1,038 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(h)
Yang Hongtao is a significant shareholder in the majority shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the three months ended June 30, 2008 and 2007 of $1,038 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(i)	The amount due to employees is unsecured, interest free, and has no fixed repayment terms.

(II)	Due from Employees

	June 30, 2008	March 31, 2008
	(Unaudited)
Current	$22,626	$13,213
Total amount due from employees	$22,626	$13,213

Due from employees is interest-free, unsecured and has no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

(III)	Due to Employees

	June 30, 2008	March 31, 2008
	(Unaudited)
Long-term	$159,874	$156,517
Total amount due to employees	$159,874	$156,517

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

7.     PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)
At cost:
Buildings	$2,183,507	$2,133,765
Machinery	25,179,549	23,988,684
Motor vehicles	325,651	314,870
Office equipment	255,350	247,367
	27,944,057	26,684,686
Less: Accumulated depreciation
Buildings	334,363	304,052
Machinery	6,848,715	6,063,257
Motor vehicles	154,010	136,381
Office equipment	91,499	78,058
	7,428,587	6,581,748
Plant and equipment, net	$20,515,470	$20,102,938

The depreciation expense for the three months ended June 30, 2008 and 2007 is $685,410 and $442,944, respectively.

8.     LAND USE RIGHTS

	June 30, 2008	March 31, 2008
	(Unaudited)
Cost	$1,790,466	$1,749,677
Less: Accumulated amortization	131,795	120,044
Land use rights, net	$1,658,671	$1,629,633

Amortization expense for the three months ended June 30, 2008 and 2007 is $8,849 and $12,844, respectively.

The net book value of $819,578 and $1,629,633 of the land use rights are pledged as collateral for the short-term bank loans at June 30, 2008 and March 31, 2008, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

2009	$26,857
2010	35,809
2011	35,809
2012	35,809
2013	35,809
Thereafter	1,488,578
Total	$1,658,671

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

9.     CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)
Machinery	$5,161,242	$5,213,755
Plant	12,275,146	4,525,886
Other	1,021	997
	$17,437,409	$9,740,638

Capitalized interest for the three months ended June 30, 2008 and 2007 is $94,040 and $0, respectively.

The net book value of $1,519,441 and $0 of plant construction in progress are pledged as collateral for the short-term bank loans at June 30, 2008 and March 31, 2008, respectively. See Note 10.

10.   SHORT-TERM DEBT

Short-term debt consists of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)
Bank Loans:
Xinyang Chengxing Credit Cooperatives, Due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	$1,457,917	$-

Rural Credit Cooperatives, Due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	568,588	-

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights.	2,915,834	2,849,409

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.55% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,424,704

Xinyang Chengxing Credit Cooperatives, Due December 27, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory.	2,332,668	2,279,527

Xinyang Chengxing Credit Cooperatives, Due February 3, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	1,457,917	1,424,704

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

10.   SHORT-TERM DEBT (CONTINUED)

	June 30, 2008	March 31, 2008
	(Unaudited)
Notes Payable to Unrelated Companies:
Due July 11, 2008 (subsequently repaid on its due date)	145,792	142,470
Due July 18, 2008 (subsequently repaid on its due date)	583,167	569,882
Due August 19, 2008	98,409	96,168
Due August 25, 2008	874,750	854,823
Due August 28, 2008	72,896	71,235
Due September 11, 2008	437,375	427,411
Due September 25, 2008	874,750	854,823
Due October 7, 2008	43,738	-
Due October 9, 2008	145,792	-
Due October 10, 2008	291,583	-
Due October 14, 2008	728,959	-
Due October 22, 2008	1,049,700	-
Due October 24, 2008	583,167	-
Due October 29, 2008	1,603,710	-
Due November 6, 2008	65,606	-
Due November 8, 2008	14,579	-
Due November 12, 2008	1,385,021	-
Due November 13, 2008	656,063	-
Due November 20, 2008	182,240	-
Due November 23, 2008	437,375	-
Due November 29, 2008	72,896	-
Due December 16, 2008	583,167	-
Due December 20, 2008	510,271	-
Due April 11, 2008 (subsequently repaid on its due date)	-	185,212
Due April 15, 2008 (subsequently repaid on its due date)	-	765,065
Due April 17, 2008 (subsequently repaid on its due date)	-	176,663
Due April 19, 2008 (subsequently repaid on its due date)	-	247,899
Due April 30, 2008 (subsequently repaid on its due date)	-	569,882
Due May 13, 2008 (subsequently repaid on its due date)	-	284,941
Due May 23, 2008 (subsequently repaid on its due date)	-	284,941
Due May 28, 2008 (subsequently repaid on its due date)	-	598,376
Due May 30, 2008 (subsequently repaid on its due date)	-	142,470
Due June 5, 2008 (subsequently repaid on its due date)	-	569,882
Due June 26, 2008 (subsequently repaid on its due date)	-	284,941

Notes Payable to an Unrelated Individual:
Due June 3, 2009	556,924	-
	$20,730,854	$17,954,837

Interest expense for the three months ended June 30, 2008 and 2007 was $244,789 and $135,208, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

10.   SHORT-TERM DEBT (CONTINUED)

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $4,129 and $2,173 for the three months ended June 30, 2008 and 2007, respectively.

Notes payable to an unrelated individual is unsecured, has an interest rate of 15% per annum and is due on June 3, 2009.

Restricted cash of $ 7,140,150 and $ 5,438,809 is collateralized for the notes payable at June 30, 2008 and March 31, 2008, respectively.

Inventory of $733,450 and $0 is collateralized for the notes payable at June 30, 2008 and March 31, 2008, respectively.

The net book value of $733,450 and $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at June 30, 2008 and March 31, 2008, respectively.

Also see the subsequent event at Note 14.

11.   LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased plant and machinery, a building, and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at June 30, 2008 and March 31, 2008 and 2007 is $529,224 and $517,168, respectively. The notes are due on December 31, 2010 and are interest free. The Company’s fair value of long-term debt was not significantly different from the carrying value at June 30, 2008 and March 31, 2008. Also see note 13.

12.   TAXES

(a)    Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Since under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%.

Income tax expense is summarized as follows:

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Current:
CIT	$423,984	$604,686
Deferred:
CIT	(10,629)	(20,871)

Income tax expense	$413,355	$583,815

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.    TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” expense	$310,344	$529,634
Permanent differences	103,011	54,181

Income tax expense	$413,355	$583,815

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2008 and March 31, 2008 are as follows:

	June 30, 2008		March 31, 2008
Deferred tax assets:	(Unaudited	)
Non-current portion:
Cost of sales	$37,612		$73,207
Financial expense	13,509		11,840
Welfare	29,431		11,893
Provision for notes receivable	36,448		35,618
Other expense	66,245		46,983
Total deferred tax assets	183,245		179,541

Deferred tax liabilities:
Non-current portion:
Depreciation	337,747		353,039
Amortization	23,262		21,330
Cost of sales	328,230		314,511
Government grant	58,681		57,344
Investment income	17,176		16,785
Other expense	15,149		10,440
Total deferred tax liabilities	780,245		773,449

Net deferred tax liabilities	$(597,000)		$(593,908)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of June 30, 2008, the

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.    TAXES (CONTINUED)

Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FIN48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The VAT payable of $20,383 and $53,315 at June 30, 2008 and March 31, 2008, respectively are included in other payables and accrued liabilities in the accompanying consolidated balance sheets.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi County government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, and seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi County government. Final judgment of the lawsuit is still pending and expected to be announced within the second fiscal quarter of 2009.

The Company provided a provision against the Xi County government notes receivable at March 31, 2008 for $142,470. While the amount due from Luoshan County government has still not been collected, the Company is aggressively pursuing the collection.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

14.   SUBSEQUENT EVENTS

On August 8, 2008, Xinyang Hong Chang Pipeline Gas Co., Ltd., a company controlled by the chairman of the board and chief executive officer of the Company, loaned RMB 14 million (approximately $2.038 million) to the Company. The amount is unsecured and has interest at 8.748% per annum, and is due on August 8, 2009. The loan interest will be capitalized in construction in progress. The loan will be repaid in advance of the maturity date if the Company receives an anticipated project loan from the Bank of China.

 Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended June 30, 2008. The condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the United States (“GAAP”).

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

We aim to continue to improve our products in order to maintain our market leadership and to support our performance. We are focused on applying innovation and technology to make our processes more productive and profitable and provide improved products to our customers. Our capabilities in alternative fuel and traditional chemical products are generating a rich product pipeline that is expected to drive long-term growth.

RESULT OF OPERATIONS

Three Months Ended June 30, 2008 as compared to
Three Months Ended June 30, 2007

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Comparisons
						Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	15,965,093	100.00%	14,727,290	100.00%	1,237,803	8.40%
Cost of Goods Sold	(13,257,214)	(83.04)%	(12,118,023)	(82.28)%	(1,139,191)	9.40%
Gross Profit	2,707,879	16.96%	2,609,267	17.72%	98,612	3.78%
Research and development	20,433	0.13%	51,662	0.35%	(31,229)	(60.45)%
Selling and distribution	277,989	1.74%	435,049	2.95%	(157,060)	(36.10)%
General & administrative	949,161	5.95%	428,226	2.91%	520,935	121.65%
Income from operations	1,460,296	9.15%	1,694,330	11.5%	(234,034)	(13.81)%
Interest expense, net	(186,755)	(1.17)%	(99,834)	(0.68)%	(86,921)	87.07%
Other, net	(32,167)	(0.20)%	10,456	0.07%	(42,623)	(407.64)%
Income before tax	1,241,374	7.78%	1,604,952	10.90%	(363,578)	(22.65)%
Income tax	413,355	2.59%	583,815	3.96%	(170,460)	(29.20)%
Income from continuing operation	828,019	5.19%	1,021,137	6.93%	(193,118)	(18.91)%
Discontinued operation	-	0.00%	1,761	0.01%	(1,761)	(100.00)%
Net income (loss)	828,019	5.19%	1,022,898	6.95%	(194,879)	(19.05)%
Foreign currency translation gain	440,034	2.76%	341,582	2.32%	98,452	28.82%
Other comprehensive income, net	440,034	2.76%	228,860	1.55%	211,174	92.27%
Comprehensive income	1,268,053	7.94%	1,251,758	8.50%	16,295	1.30%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000
Net income per share, basic and diluted	0.07		0.08

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the first quarter of fiscal year 2009 were $15,965,093, which represented an increase of 8.4% from the same period in the prior year. This increase is mainly attributable to increased product selling price, which prompted the Company to enhance its market business sales and resulted in better sales growth as compared to the same period last year.

	3 Months Ended June 30, 2008		3 Months Ended June 30, 2007		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Urea	9,917,995	62.12%	9,217,132	62.59%	700,863	7.60%
Ammonium bicarbonate	661,044	4.14%	798,675	5.42%	(137,631)	(17.23)%
Methanol	349,408	2.19%	58,210	0.40%	291,198	500.25%
Liquefied Ammonia	34,318	0.22%	174,821	1.19%	(140,503)	(80.37)%
DME	4,915,616	30.79%	4,424,938	30.05%	490,678	11.09%
Ammonia Water	86,712	0.54%	53,514	0.35%	33,198	62.04%
Total	15,965,093	100.00%	14,727,290	100.00%	1,237,803	8.40%

	3 Months Ended June 30, 2008		3 Months Ended June 30, 2007		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)

Henan Province	7,050,802	44.16%	4,905,987	33.31%	2,144,815	43.72%
Guangdong Province	5,136,770	32.18%	6,672,907	45.31%	(1,536,137)	(23.02)%
Hubei Province	1,914,738	11.99%	1,550,274	10.53%	364,464	23.51%
Anhui Province	658,839	4.13%	708,940	4.82%	(50,101)	(7.07)%
Hunan Province	68,998	0.43%	249,298	1.69%	(180,300)	(72.32)%
Hebei Province	465,063	2.91%	0	0.00%	465,063	100.00%
Jiangxi Province	254,955	1.60%	596,795	4.05%	(341,840)	(57.28)%
Shandong Province	414,928	2.60%	24,061	0.16%	390,867	1624.48%
Zhejiang Province	0	0.00%	19,028	0.13%	(19,028)	(100.00)%
Total	15,965,093	100.00%	14,727,290	100.00%	1,237,803	8.40%

The increased sales revenue in the Company’s primary geographic market for the first quarter of fiscal year 2009 is mainly attributable to the Company’s adjustment of its sales structure and the enhancement of its marketing efforts when the selling price of energy chemical products increased, which resulted in an increase in the sales of DME and urea in Hubei, Shandong, Hebei and Henan provinces during the reporting period. The sales for the first quarter of fiscal year 2009 in Hunan, Guangdong and Jiangxi provinces has decreased, which was mainly due to a continued increase in the selling price of fertilizer product in the domestic market as a result of a decreased supply in fertilizer products. The Company made the decision to sell most of its fertilizer product locally.

Cost of Goods Sold (“COGS”) for the first quarter of fiscal year 2009 was $13,257,214, which is 83.04% of total revenues and represents a 9.40% increase as compared to $12,118,023 and 82.28% of total revenues for the first quarter of fiscal year 2008. This is mainly due to the increased price of raw materials which has resulted to higher production cost as compared to the same period last year.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

For the three months ended June 30, 2008, as compared to the three months ended June 30, 2007:

	3 Months Ended June 30, 2008		3 Months Ended June 30, 2007		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Growth in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	15,965,093	100%	14,727,290	100%	1,237,803	8.40%
Cost of Goods Sold	(13,257,214)	83.04%	(12,118,023)	82.28%	1,139,191	9.40%
Gross Profit	2,707,879	16.96%	2,609,267	17.72%	98,612	3.78%

Gross profit is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products. The Company’s cost of good sold line item does not include any of inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.  The Company’s gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others exclude a portion of them from gross profit.

Gross profit increased $98,612 or 3.78% to $2,707,879 for the three months ended June 30, 2008 as compared to $2,609,267 for the three months ended June 30, 2007. This was mainly due to the marketing and sale of energy chemical products by the Company during the period of increased pricing for energy chemical products, which helped offset the increase in prices for raw materials.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2009Q1	Revenues	4,915,616	349,408	9,917,995	661,044	34,318	86,712
	COGS	4,028,452	240,020	8,080,680	783,190	28,411	96,461
	Gross Profit	887,164	109,388	1,837,315	(122,146)	5,907	(9,749)
	Gross Profit %	18.05%	31.31%	18.53%	(18.48)%	17.21%	(11.24)%
2008Q1	Revenues	4,424,938	58,210	9,217,132	798,675	174,821	53,514
	COGS	3,803,204	55,268	7,263,797	783,889	165,971	45,894
	Gross Profit	621,734	2,942	1,953,335	14,786	8,850	7,620
	Gross Profit %	14.05%	5.05%	21.19%	1.85%	5.06%	14.24%
Changes	Revenues	490,678	291,198	700,863	(137,631)	(140,503)	33,198
	Revenue Growth	11.09%	500.25%	7.60%	(17.23)%	(80.37)%	62.04%
	Gross Margin Growth	4.00%	26.26%	(2.66)%	(20.33)%	12.15%	(25.48)%

Sales of urea increased $700,863 or 7.60% to $9,917,995 for the three months ended June 30, 2008 as compared to $9,217,132 for the three months ended June 30, 2007. This was mainly due to the increase of the price for urea, the average selling price of which has increased by 38.64% as compared to the same period of last year.

The gross margin of urea decreased 2.66% to 18.53% for the three months ended June 30, 2008 as compared to 21.19% for the three months ended June 30, 2007. This was mainly due to the increased price of raw material which resulted in higher production cost as compared to the same period last year.

Sales of ammonium bicarbonate for the first quarter of fiscal year 2009 were $661,044, which represented a decrease of 17.23% from the same period in the prior year. This was mainly due to the adjustment of the product structure which led to the decrease in the production and sales of ammonium bicarbonate as compared to the same period last year.

Accordingly, the gross margins of ammonium bicarbonate decreased 20.33% to -18.48% for the three months ended June 30, 2008 as compared to 1.85% for the same period of the prior year. This was mainly due to the price increased in raw material which resulted in higher production costs as compared to the same period last year.

Sales of methanol for the three months ended June 30, 2008 increased 500.25% to $349,408, from $58,210 for the three months ended June 30, 2007. This was mainly due to the increase in sales volume and selling price as compared to the same period last year.

The gross margin of methanol increased 26.26% to 31.31% for the three months ended June 30, 2008 as compared to 5.05% for the same period of prior year. This was mainly attributable to the year-on-year growth rate of sales volume and the increased price for methanol as compared to the same period last year.

Sales of liquefied ammonia decreased $140,503 or 80.37% to $34,318 for the three months ended June 30, 2008 as compared to $174,821 for the three months ended June 30, 2007. This was mainly due to the adjustment of the product structure which resulted in the decreased output and sales volume for liquefied ammonia as compare to the same period last year.

The gross margin of liquefied ammonia increased 12.15% to 17.21% for the three months ended June 30, 2008 as compared to 5.06% for the three months ended June 30, 2007. This was mainly due to the increase in selling price of liquefied ammonia as compared to the same period last year.

Sales of DME increased $490,678 or 11.09% to $4,915,616 for the three months ended June 30, 2008 as compared to $4,424,938 for the three months ended June 30, 2007. This was mainly due to the increase in the selling price of DME, the average selling price of which has increased 49.6% as compared to the same period last year.

Accordingly, the gross margin of DME increased 4.0% to 18.05% for the three months ended June 30, 2008 as compared to 14.05% for the same period of the prior year. This was mainly due to the year-on-year growth rate of DME product selling price is higher than the growth rate of production cost.

Sales of ammonia water increased $33,198 or 62.04% to $86,712 for the three months ended June 30, 2008 as compared to $53,514 for the three months ended June 30, 2007. This was mainly due to the Company’s optimizing of its production system which resulted in an increased sales volume of ammonia water as compared to the same period last year.

The gross margin of ammonia water decreased 25.48% to -11.24% for the three months ended June 30, 2008 as compared to 14.24% for the same period of prior year. This was mainly due to the increased cost of raw materials which resulted in the increased production costs as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $277,989 for the three months ended June 30, 2008, a decrease of $157,060, or 36.1%, as compared to $435,049 for the three months ended June 30, 2007. This decrease was mainly attributable to the reduction in the sales of urea to other provinces which resulted in the reduction in the selling and distribution expenses as compared to the same period last year.

The Company incurred general and administrative expenses of $949,161 for the three months ended June 30, 2008, representing an increase of $520,935 or 121.65%, as compared to $428,226 for the three months ended June 30, 2007. This increase is mainly due to two factors: (i) an increase in the expenditures on employee salaries, and (ii) the increase in the listing fees for the Company’s common stock as compared to the same period last year.

The Company incurred R&D expenses of $20,433 for three months ended June 30, 2008, representing a decrease of $31,229 or 60.45%, compared to $51,662 for the three months ended June 30, 2007.

Income from Operations

Consolidated operating income for the three months ended June 30, 2008 decreased 13.81% to $1,460,296 from $1,694,330 for the three months ended June 30, 2007. This decrease was mainly due to the impact of increased raw material price in the domestic market which led to a higher cost of sales, as well as the increased general and administrative expenses as compared to the prior year.

Income Tax

The Company incurred income tax of $413,355 for the three months ended June 30, 2008, a decrease of $170,460, or 29.20%, as compared to $583,815 for the three months ended June 30, 2007. This decrease is mainly attributable to the reduction in Company operation income and the reduction of the Company’s corporate income tax rate from 33% to 25% which became effective on January 1, 2008.

Net Income (Loss)

The Company’s net income for the three months ended June 30, 2008 was $828,019, representing a decrease of $194,879, or 19.05%, as compared to $1,022,898 for the three months ended June 30, 2007. This decrease was mainly due to the increase of the cost of raw materials in the domestic market which resulted in higher product costs and decreased the Company’s total operations.

The Company’s comprehensive income for the three months ended June 30, 2008 increase to $1,268,053 from $1,251,758 for the three months ended June 30, 2007. This was mainly due to the change in foreign exchange rate which resulted in an increase in unrealized exchange gain as compare to the same period last year.

Earnings per share decrease from $0.08 to $0.07 which was due to the decrease in net income as compare to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended June 30,
	2008	2007
Net cash provided by (used in)
Operating activities	$282,598	$(702,000)
Investing activities	(9,705,090)	(2,591,948)
Financing activities	3,414,516	3,776,085
Net change in cash and cash equivalents	(6,007,976)	482,137

Effect of exchange rate changes on cash and cash equivalents	156,402	183,149

Cash and cash equivalents at beginning of period	7,487,808	2,616,149

Cash and cash equivalents at end of period	$1,636,234	$3,281,435

Cash flows provided by operating activities during the three months ended June 30, 2008 amounted to $282,598, representing an increase of $984,598 or 140.26% as compared with cash flows used in operating activities of $702,000 during the three months ended June 30, 2007. The increase in cash flow from operating activities was due to the following factors: first, the increase in accounts payable of $1,391,408 during the three months ended June 30, 2008, which represented a cash inflow increase of $715,337 or 105.81% as compared to the same period of prior year; second, the decrease in prepayment for goods of $818,371, which represented a cash inflow increase of $1,416,508 or 236% as compared to the same period of prior year; and third, the customer deposit increased the cash inflow by $3,996,493 or 97.77% as compare to the three months ended June 30, 2007.

As of June 30, 2008, the cash used in investing activities was $9,705,090, which represented an increase of $7,113,142, or 274.43%, as compared to $2,591,948 for the three months ended June 30, 2007. The increase in cash used in investing activities was due to the following factors: first, the increase in restricted cash increased the cash outflow by $1,012,668 or 147.05% as compared to the same period of last year, which was due to an increase in the reserve amount on deposit for the Company’s outstanding indebtedness in the reporting period as compared to the same period last year; second, the expenditure on construction in progress has increased the Company’s cash outflow by $6,867,622 or 589.81%, which was mainly due to the increase in capital expenditure on the third phase of 600,000 tons DME facility expansion project. During the three months ended June 30, 2008, the Company substantially increased cash utilized in investing activities, principally as a consequence of its increased capital expenditure for construction of a new 200,000 ton capacity methanol plant, which will facilitate optimum utilization of its 150,000 ton DME production capacity. $6,867,622 was spent in the first quarter on construction in progress, bringing its total investment in the new methanol plant to $14 million (RMB 96,580,000) as of June 30, 2008.

As of June 30, 2008, the cash provided by financing activities was $3,414,516, which represented a decrease of $361,569, or 9.58%, as compared to $3,776,085 for the three months ended June 30, 2007. This decrease was mainly due to an increase in the cash outflow for the repayment of short-term debt in the reporting period as compared to the same period last year.

Liquidity

The primary source of liquidity had been cash generated from operations. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

While we believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan, on August 8, 2008 the Company obtained a short-term unsecured loan of RMB 14 million (approximately $2.038 million) with an interest rate of 8.748% per annum from Xinyang Hong Chang Pipeline Gas Co., Ltd., a company controlled by the chairman of the board and chief executive officer of the Company, which was capitalized in construction in progress towards the Company’s new methanol plant. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

Capital Resources

As of June 30, 2008, our total assets were $57,266,676 and our total liabilities were $38,709,130. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.68.

As of June 30, 2008, our total assets were $57,266,676 and our operating revenue for the three months ended June 30, 2008 was $15,965,093 reflecting a total asset turnover of 0.28.

CONTINGENT LIABILITIES

None.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4.  Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

B. Changes in Internal Control over Financial Reporting:

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Factory and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Factory (the principal shareholder of Luoshan Fertilizer Factory). Under the Luoshan Agreement, Jinding was to receive a reimbursement of $650,000 from each of the Luoshan County government and the Xi County government, which were to be received before December 29, 2007.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi County government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi County government. Final judgment of the lawsuit is still pending. The Company believes the amount recorded for the receivable will be collected.

Item 1A.            Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

(a) On August 8, 2008 the Company entered into a Loan Agreement with Xinyang Hong Chang Pipeline Gas Co., Ltd. (“Xinyang”), a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, pursuant to which Xinyang made an unsecured loan of RMB 14 million (approximately $2.038 million) to the Company at an interest rate of 8.748% per annum, payable on the 15th of each month. The loan is to be used for the construction of the Company’s 200,000 ton methanol plant. The loan is due on August 8, 2009 but can be repaid prior to that date if the Company obtains the anticipated project loan from the Bank of China. The foregoing summary of the terms and conditions of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement attached as Exhibit 99.1 hereto, and which is hereby incorporated herein by reference.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the fiscal quarter ended June 30, 2008.

Item 6.  Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

10.1	Loan Contract (Short Term), dated March 31, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Bank of China, Luoshan Sub-branch. (2)

10.2	RMB Currency Loan Contract, dated January 5, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.3	RMB Currency Loan Contract, dated March 1, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.4	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.5	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.6	Loan Extension Agreement, dated February 17, 2006, by and between Xinyang Hongchang Channel Gas Engineering Co., Ltd. and Luoshan Jinding Chemical Co., Ltd. (2)

10.7	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

*10.8	Technology Transfer Agreement, dated July 18, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Sichuan Tianyi Science and Technologies Co., Ltd. (2)

*10.9	Contract from Technology Transfer, dated June 30, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (2)

*10.10	Technology Development Contract, dated September 1, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and Tsinghua University (Department of Chemical Engineering). (2)

*10.11	Long Term Cooperation Agreement, dated July 25, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (Southwest Chemical Institute). (2)

*10.12	Engineering Service Contract, dated October 30, 2005, by and between Henan Xinyang Hongchang Pipeline and Gas Company and Hunan Chemical and Pharmaceutical Design Institute. (2)

*10.13
Agreement on Cooperative Experimentation and Development of the Oil Crop Cyperus Esculentus as New Energy, dated May 8, 2006, by and between the Institute of Oil Crops Resea4ch Chinese Academy of Agriculture Sciences and Xinyyang Hongdrang Channel Engineering Co., Ltd. (2)

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (4)
_________________
*   Confidentiality treatment requested for certain portions of these agreements.
(1)   Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)   Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)   Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Ben Wang
Ben Wang
Chief Financial Officer

DATED: August 14, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

10.1	Loan Contract (Short Term), dated March 31, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Bank of China, Luoshan Sub-branch. (2)

10.2	RMB Currency Loan Contract, dated January 5, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.3	RMB Currency Loan Contract, dated March 1, 2006, by and between Luoshan Jinding Chemical Co., Ltd. and Xinyang Branch of China Construction Bank. (2)

10.4	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.5	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.6	Loan Extension Agreement, dated February 17, 2006, by and between Xinyang Hongchang Channel Gas Engineering Co., Ltd. and Luoshan Jinding Chemical Co., Ltd. (2)

10.7	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

*10.8	Technology Transfer Agreement, dated July 18, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Sichuan Tianyi Science and Technologies Co., Ltd. (2)

*10.9	Contract from Technology Transfer, dated June 30, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (2)

*10.10	Technology Development Contract, dated September 1, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and Tsinghua University (Department of Chemical Engineering). (2)

*10.11	Long Term Cooperation Agreement, dated July 25, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and SiChuan TianYi Science and Technology Co., Ltd. (Southwest Chemical Institute). (2)

*10.12	Engineering Service Contract, dated October 30, 2005, by and between Henan Xinyang Hongchang Pipeline and Gas Company and Hunan Chemical and Pharmaceutical Design Institute. (2)

*10.13
Agreement on Cooperative Experimentation and Development of the Oil Crop Cyperus Esculentus as New Energy, dated May 8, 2006, by and between the Institute of Oil Crops Resea4ch Chinese Academy of Agriculture Sciences and Xinyyang Hongdrang Channel Engineering Co., Ltd. (2)

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (4)
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
(4)   Filed herewith.