Form 10KSB/A
period 2008-03-31
New Oriental Energy & Chemical Corp.
filed 2008-08-29
CIK 1312547

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33470
___________________

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1917956 (I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock held by non-affiliates, based on the closing price of the common stock as of June 30, 2008 was approximately $27,293,400.

As of July 2, 2008, the number of shares outstanding of the issuer's common stock is 12,640,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A hereby amends the registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, which the registrant filed with the Securities and Exchange Commission on July 14, 2008. This amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-KSB which inadvertently omitted certain required language. Other than the addition of such language to these two Exhibits, no other portion of the Form 10-KSB for the fiscal year ended March 31, 2008 is amended hereby. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-KSB. Accordingly, this Amendment should be read in conjunction with such Form 10-KSB and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-KSB.

PART III

Item 13.     Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By: /s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By: /s/ Ben Wang
Ben Wang
Chief Financial Officer

Dated: August 29, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002