Form 10-Q
period 2008-09-30
New Oriental Energy & Chemical Corp.
filed 2008-11-14
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1917956 (I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang Henan Province, The People’s Republic of China	464200
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

New Oriental Energy & Chemical Corp.
(Formerly Sports Source, Inc.) And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2008 And 2007

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited)
and March 31, 2008	F-2

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss)
Income for the Three and Six Months Ended September 30, 2008 and 2007
(Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
September 30, 2008 and 2007 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the Three and Six
Months Ended September 30, 2008 and 2007 (Unaudited)	F-6-21

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	March 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,860,931	$7,487,808
Restricted cash	6,717,217	5,438,809
Notes receivable, net of reserve of $146,664 and $135,563 at September 30, 2008 and March 31, 2008, respectively	593,990	647,908
Inventories, net	2,567,692	2,171,040
Prepayments for goods	530,835	1,196,831
Due from employees	17,958	13,213
Other assets	73,218	134,993
Due from related parties	172,799	-
Total current assets	12,534,640	17,090,602

Long-term investment	470,791	-
Plant and equipment, net	19,961,732	20,102,938
Land use rights, net	1,659,591	1,629,633
Construction in progress	21,313,759	9,740,638
Deposits	2,050,323	1,978,389
Deferred taxes	201,200	179,541
Other long-term assets	12,471	32,574
Total long-term assets	45,669,867	33,663,713

TOTAL ASSETS	$58,204,507	$50,754,315

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,009,712	$1,656,883
Other payables and accrued liabilities	569,145	545,090
Short-term debt	17,749,293	17,954,837
Customer deposits	3,928,665	4,220,527
Payable to contractors	964,146	506,364
Due to related parties	8,587,539	5,708,995
Taxes payable	845,899	1,424,992
Total current liabilities	38,654,399	32,017,688

LONG-TERM LIABILITIES
Long-term notes payable	532,391	517,168
Deferred taxes	772,102	773,449
Due to employees	160,684	156,517
Total long-term liabilities	1,465,177	1,447,134

TOTAL LIABILITIES	$40,119,576	$33,464,822

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $950,327 as of September 30, 2008 and March 31, 2008, respectively)	10,872,622	10,626,499
Accumulated other comprehensive income	2,626,464	2,077,149
TOTAL SHAREHOLDERS' EQUITY	18,084,931	17,289,493

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,204,507	$50,754,315

See accompanying notes to the condensed consolidated financial statements.

 NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHNENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$14,260,705	$18,215,622	$30,107,977	$32,902,228

COST OF GOODS SOLD	(15,212,114)	(16,376,557)	(28,332,521)	(28,450,295)

GROSS (LOSS) PROFIT	(951,409)	1,839,065	1,775,456	4,451,933
General and administrative	510,894	541,512	1,457,664	1,020,280
Selling and distribution	291,657	208,584	567,093	644,997
Research and development	89,982	-	109,435	-

(LOSS) INCOME FROM OPERATIONS	(1,843,942)	1,088,969	(358,736)	2,786,656

OTHER INCOME (EXPENSES)
Interest expense, net	(232,826)	(161,789)	(417,440)	(261,049)
Government grants	1,008,964	79,332	997,297	78,714
Other (expenses) income, net	(1,209)	(2,644)	(33,457)	7,905

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,069,013)	1,003,868	187,664	2,612,226

INCOME TAX BENEFIT (EXPENSE)	478,567	(160,976)	58,459	(747,548)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(590,446)	842,892	246,123	1,864,678

DISCONTINUED OPERATION
Gain from discontinued operation (net of income tax $0 and $396, respectively)	-	1,761	-	1,761
Gain from disposition of discontinued operation	-	19,359	-	19,931

NET (LOSS) INCOME	(590,446)	864,012	246,123	1,886,370

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	117,832	145,816	549,315	537,348

OTHER COMPREHENSIVE INCOME BEFORE TAX	117,832	145,816	549,315	537,348

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	-	64,603	-	177,325

OTHER COMPREHENSIVE INCOME, NET	117,832	81,213	549,315	360,023

COMPREHENSIVE (LOSS) INCOME	$(472,614)	$945,225	$795,438	$2,246,393

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000	12,640,000	12,640,000

(LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE, BASIC AND DILUTED	$(0.05)	$0.07	$0.06	$0.15
INCOME FROM DISCONTINUED OPERATION PER SHARE, BASIC AND DILUTED	$-	$-	$-	$-
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.05)	$0.07	$0.06	$0.15

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246,123	$1,886,370
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,388,804	939,254
Gain on disposal of plant	(2,847)	-
Cash dividend from long term investment	(1,896)	-
Deferred taxes	(23,006)	(281,153)
Provision for inventory	110,245	-
Gain on disposal of discontinued operations	-	(19,931)
Discontinued operation	-	(1,761)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(506,897)	1,311,970
Prepayment for goods	665,996	(1,712,197)
Due from employees	(4,745)	80,631
Other assets	61,775	(263,169)
Due from related parties	(172,799)	-
Discontinued operation	-	21,692

Increase (Decrease) In:
Accounts payable	4,352,829	1,712,623
Other payables and accrued liabilities	24,055	377
Customer deposits	(291,862)	(1,876,307)
Due to employees	10,878	3,024
Taxes payable	(579,093)	912,436
Net cash provided by operating activities	5,277,560	2,713,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,278,408)	(2,790,204)
Payment for long-term investment	(433,607)	-
Purchases of plant and equipment	(133,587)	(1,083,672)
Purchases of construction in progress	(10,983,763)	(1,331,150)
Deposit for land use rights	(13,500)	(847,373)
Purchases of other long term assets	(9,973)	-
Cash dividend from long term investment	1,896	-
Proceeds from disposition of discontinued operation	-	73,515
Proceeds on disposal of plant	96,310	-
Repayment of notes receivable	71,931	51,128
Net cash used in investing activities	(12,682,701)	(5,927,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	13,733,794	19,025,071
Repayments of short-term debt	(14,457,196)	(8,947,116)
Due to related parties	2,386,146	(2,291,534)
Net cash provided by financing activities	1,662,744	7,786,421

NET (DECREASE) INCREASE IN CASH AND CASH QUIVALENTS	(5,742,397)	4,572,524

Effect of exchange rate changes on cash	115,520	267,918
Cash and cash equivalents at beginning of period	7,487,808	2,616,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,860,931	7,456,591

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$592,597	-
Interest paid	$366,820	261,049

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the six months ended September 30, 2008 and 2007, $651,420 and $3,333,939, respectively, was transferred from construction in progress to plant and equipment.

As of September 30, 2008 and 2007, $747,101 and $0 of purchase of construction in progress for the six months ended remained unpaid.

As of September 30, 2008 and 2007, $193,953 and $0 of capitalized interest remained unpaid.

During the six months ended September 30, 2008 and 2007, $0 and $31,861, respectively, was transferred from deposits to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (Formerly Sports Source, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was entered into by and among the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders, whereby the Company issued 7,500,000 shares, representing 59.34% of total common stock in exchange of 100% of KHL common stock (the “Share Exchange”). Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the Share Exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly-owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations. The Share Exchange has been accounted for as the recapitalization of Jinding.

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

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i) Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii) Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) ( 100% subsidiary of KHL)

(iii) Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) ( 100% subsidiary of Henan Jinding)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Six Months Ended September 30,		As of September 30,	As of March 31,
	2008	2007	2008	2008
Company A	20.74%	23.71%	1.28%	35.81%
Company B	10.27%	7.44%	14.74%	18.72%
Company C	9.65%	0.39%	0.04%	1.42%
Company D	5.16%	-	0.00%	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Six Months Ended September 30,		As of September 30,	As of March 31,
	2008	2007	2008	2008
Company E	24.36%	14.32%	16.25%	28.82%
Company F	19.36%	7.43%	11.51%	8.42%
Company G	19.17%	1.62%	13.06%	66.80%
Company H	9.16%	-	2.40%	-
Company I	8.78%	1.71%	11.65%	17.79%

The sole market of the Company is the PRC for the six months ended September 30, 2008 and 2007.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, taxes receivable, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term debt was not significantly different from the carrying value at September 30, 2008 and March 31, 2008.

(f) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Restricted cash represents time deposits on account to secure short-term debt. See Note 10. These balances are subject to withdrawal restrictions and totaled $6,717,217 and $5,438,809 as of September 30, 2008 and March 31, 2008, respectively.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on a weighted average basis. Finished goods costs are determined on a weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(h) Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the six months ended September 30, 2008 and 2007 was $193,953 and $0, respectively.

(i) Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

	September 30, 2008	March 31, 2008	September 30, 2007
Year end RMB: $ exchange rate	6.8183	7.0190	7.5108
Average yearly RMB: $ exchange rate	6.9187	7.3766	7.6225

(k) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended September 30, 2008 and 2007.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Segments (Continued)

Fuel Segment:

For The Three Months Ended September 30, 2008
	DME	Methanol	Segment Total
Revenues	$3,992,642	$366,753	$4,359,395
COGS	4,529,406	445,628	4,975,034
Gross profit	$(536,764)	$(78,875)	$(615,639)

For The Three Months Ended September 30, 2007
	DME	Methanol	Segment Total
Revenues	$12,206,012	-	$12,206,012
COGS	10,620,664	-	10,620,664
Gross profit	$1,585,348	-	$1,585,348

For The Six Months Ended September 30, 2008
	DME	Methanol	Segment Total
Revenues	$8,876,798	$712,843	$9,589,641
COGS	8,518,796	678,402	9,197,198
Gross profit	$358,002	$34,441	$392,443

For The Six Months Ended September 30, 2007
	DME	Methanol	Segment Total
Revenues	$16,564,488	$58,858	$16,623,346
COGS	14,367,334	55,647	14,422,981
Gross profit	$2,197,154	$3,211	$2,200,365

Fertilizer Segment:

For The Three Months Ended September 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$8,601,623	$1,083,837	$131,205	$84,645	$9,901,310
COGS	8,733,875	1,234,487	150,900	117,818	10,237,080
Gross profit	$(132,252)	$(150,650)	$(19,695)	$(33,173)	$(335,770)

For The Three Months Ended September 30, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$5,455,413	$339,430	$171,889	$42,878	$6,009,610
COGS	5,190,129	341,492	181,766	42,506	5,755,893
Gross profit	$265,284	$(2,062)	$(9,877)	$372	$253,717

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Segments (Continued)

For The Six Months Ended September 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$18,449,402	$1,734,298	$164,018	$170,618	$20,518,336
COGS	16,745,697	2,000,664	175,866	213,096	19,135,323
Gross profit	$1,703,705	$(266,366)	$(11,848)	$(42,478)	$1,383,013

For The Six Months Ended September 30, 2007
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$14,693,406	$1,140,950	$347,741	$96,785	$16,278,882
COGS	12,463,358	1,128,108	347,462	88,386	14,027,314
Gross profit	$2,230,048	$12,842	$279	$8,399	$2,251,568

Combined Segments:

For The Three Months Ended September 30, 2008
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$4,359,395	$9,901,310	$14,206,705
COGS	4,975,034	10,237,080	15,212,114
Gross profit	$(615,639)	$(335,770)	$(951,409)

For The Three Months Ended September 30, 2007
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$12,206,012	$6,009,610	$18,215,622
COGS	10,620,664	5,755,893	16,376,557
Gross profit	$1,585,348	$253,717	$1,839,065

For The Six Months Ended September 30, 2008
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$9,589,641	$20,518,336	$30,107,977
COGS	9,197,198	19,135,323	28,332,521
Gross profit	$392,443	$1,383,013	$1,775,456

For The Six Months Ended September 30, 2007
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$16,623,346	$16,278,882	$32,902,228
COGS	14,422,981	14,027,314	28,450,295
Gross profit	$2,200,365	$2,251,568	$4,451,933

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)  New Accounting Pronouncement

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.

SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following:

	September 30, 2008	March 31, 2008
	Unaudited
Finished goods	$167,299	$281,851
Raw materials	1,121,271	1,185,758
Packing materials	1,279,122	703,431
Total inventories, net	$2,567,692	$2,171,040

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

4.	INVENTORIES (CONTINUED)

The net book value of $167,299 and $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at September 30, 2008 and March 31, 2008, respectively. See Note 10.

As of September 30, 2008 and 2007, the Company provided a provision against inventories for $110,245 and $0, respectively.

5.	RELATED PARTY TRANSACTIONS

(I) Due from Related Parties

	September 30, 2008	March 31, 2008
	Unaudited
Current:
Huaiyang Desheng Chemical Co., Ltd	$172,799	$-

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Henan Jinding. For the six months ended September 30, 2008, Huaiyang Desheng purchased $30,420 of raw materials from Henan Jinding, and sold $145,975 of finished goods to Henan Jinding. The remaining balance of $172,799 is interest free, and has no fixed repayment terms.

(II)	Due to Related Parties

		September 30, 2008	March 31, 2008
		Unaudited
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$4,986,580	$4,131,643
Long Triumph Investments Limited	(b)	1,367,408	862,035
Chen Siqiang	(c)	1,026,649	712,352
Wang Guiquan	(d)	351,995	-
Zhou Dianchang	(e)	73,332	-
Mai Xiaofu	(f)	146,664	-
Yu Zhiyang	(g)	43,999	-
Yang Hongtao	(h)	43,999	-
Li Donglai	(i)	219,996	-
Due to employees	(j)	9,859	2,965
Subtotal		8,270,481	5,708,995

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	240,261	-
Chen Siqiang	(c)	56,671	-
Wang Guiquan	(d)	5,738	-
Zhou Dianchang	(e)	3,187	-
Mai Xiaofu	(f)	7,001	-
Yu Zhiyang	(g)	2,100	-
Yang Hongtao	(h)	2,100	-
Subtotal		$317,058	$-

Total		$8,587,539	$5,708,995

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The amount is unsecured. Included in the $4,986,580 is $2,933,282, which has an interest rate of 8.748% per annum and is due on June 30, 2009. Included in the $4,986,580 is $733,321, which has an interest rate of 15% per annum and is due on September 25, 2009. The remaining balance of $1,319,977 is interest free and has no fixed repayment terms. The interest expense for the six months ended September 30, 2008 and 2007 is $130,109 and $0, respectively. Of the $130,109 of interest expense, $128,302 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured and has an interest rate of 9.6% per annum. Included in the $1,026,649 is $733,321, which is due on February 3, 2009. The balance of $293,328 is due on May 21, 2009. The interest expense for the six months ended September 30, 2008 and 2007 is $45,525 and $0, which was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured. Included in the $351,995 is $131,998 with an interest rate of 9.6% per annum and is due on April 18, 2009. The balance of $219,997 has an interest rate of 14.4% per annum and is due on October 13, 2008 and subsequently repaid on its due date. The interest expense for the six months ended September 30, 2008 and 2007 of $5,911 and $0.Of the $5,911 of interest expense $5,738 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2009. The interest expense for the six months ended September 30, 2008 and 2007 of $3,187 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(f)
Mai Xiaofu is a director of Henan Jinding. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the six months ended September 30, 2008 and 2007 of $7,001 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the six months ended September 30, 2008 and 2007 of $2,100 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the six months ended September 30, 2008 and 2007 of $2,100 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(i)	Li Donglai is the vice-president of the Company. The amount is unsecured, has an interest rate of 14.4% per annum and was due on October 13, 2008. The full amount was repaid on its due date.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(j)	The amount due to employees is unsecured, interest free, and has no fixed repayment terms.

(III)	Due from Employees

	September 30, 2008	March 31, 2008
	Unaudited
Current	$17,958	$13,213
Total amount due from employees	$17,958	$13,213

Amounts due from employees is interest-free, unsecured and has no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

(IV)	Due to Employees

	September 30, 2008	March 31, 2008
	Unaudited
Long-term	$160,684	$156,517
Total amount due to employees	$160,684	$156,517

Amounts due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts represent training deposits due to employees.

6.	LONG-TERM INVESTMENT

	September 30, 2008	March 31, 2008
	Unaudited

Luoshan Rural Credit Cooperatives	$470,791	$-

The Company purchased 2.87% of Luoshan Rural Credit Cooperatives’ share in cash. The Company accounted for its investment in Luoshan Rural Credit Cooperative, using the cost method.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2008	March 31, 2008
	Unaudited
At cost:
Buildings	$2,371,018	$2,133,765
Machinery	25,150,712	23,988,684
Motor vehicles	329,727	314,870
Office equipment	270,022	247,367
	28,121,479	26,684,686
Less: Accumulated depreciation
Buildings	366,093	304,052
Machinery	7,519,886	6,063,257
Motor vehicles	169,654	136,381
Office equipment	104,114	78,058
	8,159,747	6,581,748
Plant and equipment, net	$19,961,732	$20,102,938

Depreciation expense for the six months ended September 30, 2008 and 2007 is $1,370,678 and $917,925, respectively.

8.	LAND USE RIGHTS

	September 30, 2008	March 31, 2008
	Unaudited
Cost	$1,801,180	$1,749,677
Less: Accumulated amortization	141,589	120,044
Land use rights, net	$1,659,591	$1,629,633

Amortization expense for the six months ended September 30, 2008 and 2007 is $17,750 and $20,988, respectively.

The net book value of $0 and $1,629,633 of the land use rights are pledged as collateral for the short-term bank loans at September 30, 2008 and March 31, 2008, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

2009	$18,274
2010	36,024
2011	36,024
2012	36,024
2013	36,024
Thereafter	1,497,221
Total	$1,659,591

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

9.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2008 and March 31, 2008 consist of the following:

	September 30, 2008	March 31, 2008
	Unaudited
Plant	$17,452,966	$4,525,886
Machinery	3,856,070	5,213,755
Other	4,723	997
	$21,313,759	$9,740,638

Capitalized interest for the six months ended September 30, 2008 and 2007 is $193,953 and $0, respectively.

The net book value of $1,528,534 and $0 of plant construction in progress is pledged as collateral for the short-term bank loans at September 30, 2008 and March 31, 2008, respectively. See Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

	September 30, 2008	March 31, 2008
	Unaudited
Bank Loans:
Xinyang Chengxing Credit Cooperatives, Due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	$1,466,641	$-

Rural Credit Cooperatives, Due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	571,990	-

Xinyang Chengxing Credit Cooperatives, Due December 27, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory.	2,346,626	2,279,527

Xinyang Chengxing Credit Cooperatives, Due February 3, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	1,466,641	1,424,704

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

10.	SHORT-TERM DEBT (CONTINUED)

	September 30, 2008	March 31, 2008
	Unaudited
Bank Loans:
Xinyang Chengxing Credit Cooperatives, Due April 16, 2008, interest rate at 9.55% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,424,704

Notes Payable to Unrelated Companies:
Due July, 2008 (subsequently repaid on its due date)	-	712,352
Due August, 2008 (subsequently repaid on its due date)	-	1,022,226
Due September, 2008 (subsequently repaid on its due date)	-	1,282,234
Due October, 2008 (subsequently repaid on its due date)	4,473,257	-
Due November 6, 2008 (subsequently repaid on its due date)	65,999	-
Due November 8, 2008 (subsequently repaid on its due date)	14,666	-
Due November 12, 2008 (subsequently repaid on its due date)	1,393,310	-
Due November 13, 2008 (subsequently repaid on its due date)	659,989	-
Due November 20, 2008	183,330	-
Due November 23, 2008	439,992	-
Due November 29, 2008	73,332	-
Due December 16, 2008	586,656	-
Due December 20, 2008	513,324	-
Due January 10, 2009	1,466,642	-
Due January 18, 2009	879,985	-
Due January 31, 2009	586,656	-
Due April, 2008 (subsequently repaid on its due date)	-	1,944,721
Due May, 2008 (subsequently repaid on its due date)	-	1,310,728
Due June, 2008 (subsequently repaid on its due date)	-	854,823

Notes Payable to an Unrelated Individual:	560,257	-
Due June 3, 2009	$17,749,293	17,954,837

Interest expense for the six months ended September 30, 2008 and 2007 was $510,459 and $182,567, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $5,669 and $4,583 for the six months ended September 30, 2008 and 2007, respectively.

Notes payable to an unrelated individual is unsecured, has an interest rate of 15% per annum and is due on June 3, 2009.

Restricted cash of $6,717,217 and $5,438,809 respectively is collateralized for the notes payable at September 30, 2008 and March 31, 2008, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

10.	SHORT-TERM DEBT (CONTINUED)

Inventory of $167,299 and $281,851 respectively is collateralized for the notes payable at September 30, 2008 and March 31, 2008, respectively.

The net book value of $167,299 and $281,851 respectively of finished goods inventory is pledged as collateral for short-term bank loans at September 30, 2008 and March 31, 2008, respectively. See Note 4.

11.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at September 30, 2008 and March 31, 2008 and 2007 is $532,391 and $517,168, respectively. The notes are due on December 31, 2010 and are interest free.

12.	INCOME TAXES

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

Income tax expense for the six months ended September 30, 2008 and 2007 is summarized as follows:

	Six Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Current:
CIT	$81,465	$(903,779)
Deferred:
CIT	(23,006)	156,231

Income tax benefit (expense)	$58,459	$(747,548)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	Six Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Computed “expected” benefit (expense)	$(46,916)	$(872,788)
Permanent differences	105,375	125,240

Income tax benefit (expense)	$58,459	$(747,548)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.	INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2008 and March 31, 2008 are as follows:

	September 30, 2008	March 31, 2008
	Unaudited
Deferred tax assets:
Non-current portion:
Cost of sales	$54,949	$73,207
Financial expense	12,556	11,840
Welfare	35,212	11,893
Provision for notes receivable	36,665	35,618
Other expense	61,818	46,983
Total deferred tax assets	201,200	179,541

Deferred tax liabilities:
Non-current portion:
Amortization	24,845	21,330
Depreciation	310,424	353,039
Financial expense	1,493	-
Cost of sales	336,617	314,511
Government grant	58,665	57,344
Investment income	17,278	16,785
Other expense	22,780	10,440
Total deferred tax liabilities	772,102	773,449

Net deferred tax liabilities	$(570,902)	$(593,908)

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FIN48.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.	INCOME TAXES (CONTINUED)

The Company also files certain tax returns in the PRC. As of September 30, 2008 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, and seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending and expected to be announced within our third fiscal quarter.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended September 30, 2008. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities laws afford. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes, may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Our forward-looking statements speak only as of the date made and we will not update such forward-looking statements unless the securities laws require us to do so.

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

The information contained in this report identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

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

Income taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141 (“Statement 141”), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.

SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

Overview

The Company was incorporated in the State of Delaware on November 15, 2004, and its operating subsidiary, Henan Jinding Chemical Industry Co. Ltd. (“Jinding”), is headquartered in Henan Province, the PRC. The Company is a leading manufacturer and marketer of various products, including Urea, liquefied ammonia, ammonia water, methanol, ammonium bicarbonate and dimethyl ether (“DME”).

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

RESULT OF OPERATIONS

Three Months Ended September 30, 2008 as compared to
Three Months Ended September 30, 2007

	Three Months Ended		Three Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
Item	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	14,260,705	100.00%	18,215,622	100.00%	(3,954,917)	(21.71)%
Cost of Goods Sold	(15,212,114)	(106.67)%	(16,376,557)	(89.90)%	1,164,443	(7.11)%
Gross Profit	(951,409)	(6.67)%	1,839,065	10.10%	(2,790,474)	(151.73)%
General & administrative	510,894	3.58%	541,512	2.97%	(30,618)	(5.65)%
Selling and distribution	291,657	2.05%	208,584	1.15%	83,073	39.83%
Research and development	89,982	0.63%	-	0.00%	89,982	100.00%
Income from operations	(1,843,942)	(12.93)%	1,088,969	5.98%	(2,932,911)	(269.33)%
Interest expense, net	(232,826)	(1.63)%	(161,789)	(0.89)%	(71,037)	43.91%
Governments grants	1,008,964	7.08%	79,332	0.44%	929,632	1171.82%
Other (expenses) income, net	(1,209)	(0.01)%	(2,644)	(0.01)%	1,435	(54.27)%
Income before tax	(1,069,013)	(7.50)%	1,003,868	5.51%	(2,072,881)	(206.49)%
Income taxes	478,567	3.36%	(160,976)	(0.88)%	639,543	(397.29)%
Income from continuing operation	(590,446)	(4.14)%	842,892	4.63%	(1,433,338)	(170.05)%
Income from discontinued operation	-	0.00%	1,761	0.01%	(1,761)	(100.00)%
Gain from disposition of discontinued operation	-	0.00%	19,359	0.11%	(19,359)	(100.00)%
Net income (loss)	(590,446)	(4.14)%	864,012	4.74%	(1,454,458)	(168.34)%
Foreign currency translation gain	117,832	0.83%	145,816	0.80%	(27,984)	(19.19)%
Other comprehensive income, net	117,832	0.83%	81,213	0.45%	36,619	45.09%
Comprehensive income	(472,614)	(3.31)%	945,225	5.19%	(1,417,839)	(150.00)%
Weighted average shares outstanding basic and diluted	12,640,000	-	12,640,000	-	-	-
Net income per share, basic and diluted	(0.05)	-	0.07	-	(0.12)	-

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended September 30, 2008 were $14,260,705, which represented a decrease of 21.71% from the same period in the prior year. This was mainly due to the continually increased raw material price, which resulted in higher production costs per unit. The Company adjusted its product structure, and the production and sales volume of DME decreased substantially as compared to the same period last year.

	3 Months Ended		3 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Products	US $	(%)	US $	(%)	US $	(%)
Urea	8,601,623	60.32%	5,455,413	29.95%	3,146,210	57.67%
Ammonium bicarbonate	1,083,837	7.60%	339,430	1.86%	744,407	219.31%
Methanol	366,753	2.57%	-	0.00%	366,753	100.00%
Liquefied Ammonia	131,205	0.92%	171,889	0.94%	(40,684)	(23.67)%
DME	3,992,642	28.00%	12,206,012	67.01%	(8,213,370)	(67.29)%
Ammonia Water	84,645	0.59%	42,878	0.24%	41,767	97.41%
Total	14,260,705	100.00%	18,215,622	100.00%	(3,954,917)	(21.71)%

	3 Months Ended		3 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Provinces	US $	(%)	US $	(%)	US $	(%)
Henan Province	3,947,312	27.68%	5,900,446	32.39%	(1,953,134)	(33.10)%
Guangdong Province	7,397,425	51.87%	2,911,816	15.99%	4,485,609	154.05%
Hubei Province	1,074,404	7.53%	4,696,754	25.78%	(3,622,350)	(77.12)%
Anhui Province	525,106	3.68%	695,899	3.82%	(170,793)	(24.54)%
Hunan Province	-	0.00%	11,615	0.06%	(11,615)	(100.00)%
Hebei Province	7,482	0.05%	2,840,692	15.59%	(2,833,210)	(99.74)%
Jiangxi Province	33,745	0.24%	1,074,966	5.90%	(1,041,221)	(96.86)%
Shandong Province	1,275,231	8.94%	-	0.00%	1,275,231	100.00%
Zhejiang Province	-	0.00%	83,434	0.46%	(83,434)	(100.00)%
Total	14,260,705	100.00%	18,215,622	100.00%	(3,954,917)	(21.71)%

The sales for the three months ended September 30, 2008 in the Guangdong Province increased by 154.05%. This increase was mainly attributable to the Company taking advantage of the increased selling price of fertilizer product in the domestic market, adjusting its product structure and enhancing its marketing efforts. As a result, the sales of Urea to Guangdong Province increased as compared to the same period last year. The sales for the three months ended September 30, 2008 in Shandong Province increased by 100%, which was mainly attributable to the increase in the sales volume of the DME product.

The sales for the three months ended September 30, 2008 in other provinces decreased as compared to the same period last year, the Company adjusted its product structure, and the sales volume of DME to these provinces decreased in the reporting period, which was mainly due to the continually increased raw material price, which resulted in higher production costs per unit.

Cost of Goods Sold (“COGS”) for the three months ended September 30, 2008 was $15,212,114, which is 106.67% of total revenues and represents a 7.11% decrease as compared to $16,376,557 and 89.90% of total revenues for the three months ended September 30, 2007. This was mainly due to the decrease in sales volume of urea and DME products as compared to the same period last year.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

For the Three months ended September 30, 2008, as compared to the Three months ended September 30, 2007:

	3 Months Ended		3 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	14,260,705	100.00%	18,215,622	100.00%	(3,954,917)	(21.71)%
Cost of Goods Sold	(15,212,114)	(106.67)%	(16,376,557)	(89.90)%	1,164,443	(7.11)%
Gross Profit	(951,409)	(6.67)%	1,839,065	10.10%	(2,790,474)	(151.73)%

Gross profit is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products. The Company’s COGS line item does not include any of inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network. The Company’s gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in COGS and others exclude a portion of them from gross profit.

Gross profit decreased $2,790,474, or 151.73%, to $(951,409) for the three months ended September 30, 2008, as compared to $1,839,065 for the three months ended September 30, 2007. This was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year; and the increased general and administrative expenses as the Company has strengthened the internal control in this reporting period as compared to the same period last year.

			DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2009Q2	Revenues		3,992,642	366,753	8,601,623	1,083,837	131,205	84,645
	COGS		4,529,406	445,628	8,733,875	1,234,487	150,900	117,818
	Gross Profit		(536,764)	(78,875)	(132,252)	(150,650)	(19,695)	(33,173)
	Gross Profit	%	(13.44)%	(21.51)%	(1.54)%	(13.90)%	(15.01)%	(39.19)%
2008Q2	Revenues		12,206,012	-	5,455,413	339,430	171,889	42,878
	COGS		10,620,664	-	5,190,129	341,492	181,766	42,506
	Gross Profit		1,585,348	-	265,284	(2,062)	(9,877)	372
	Gross Profit	%	12.99%	0.00%	4.86%	(0.61)%	(5.75)%	0.87%
Changes	Revenues		(8,213,370)	366,753	3,146,210	744,407	(40,684)	41,767
	Revenue Growth		(67.29)%	100%	57.67%	219.31%	(23.67)%	97.41%
	Gross Margin Growth		(26.43)%	(21.51)%	(6.40)%	(13.29)%	(9.26)%	(40.06)%

Sales of Urea increased $3,146,210, or 57.67%, to $8,601,623 for the three months ended September 30, 2008, as compared to $5,455,413 for the three months ended September 30, 2007. This was mainly due to the substantial increase of the selling price for Urea, the selling price of which increased by 61.22% as compared to the same period of last year.

The gross margin of Urea decreased 6.40% to (1.54)% for the three months ended September 30, 2008, as compared to 4.86% for the three months ended September 30, 2007. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of ammonium bicarbonate for the second quarter of fiscal year 2009 were $1,083,837, which represented an increase of 219.31% from the same period in the prior year. This was mainly due to the massive increase in the production and sales volume of ammonium bicarbonate as well as the increased selling price of ammonium bicarbonate as compared to the same period last year.

The gross margins of ammonium bicarbonate decreased 13.29% to (13.90)% for the three months ended September 30, 2008 as compared to (0.61)% for the same period of the prior year. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of methanol for the three months ended September 30, 2008 increased 100% to $366,753, from $0 for the three months ended September 30, 2007. This was mainly due to the increased selling price of methanol, which led the Company to make adjustments to its product structure to sell part of the self produced methanol, and the self produced methanol was used entirely for the production of DME for the same period in the prior year. Methanol incurred a negative gross margin of 21.51% for the three months ended September 30, 2008, which was mainly due to the increasing cost of its raw material.

Sales of liquefied ammonia decreased $40,684, or 23.67%, to $131,205 for the three months ended September 30, 2008, as compared to $171,889 for the three months ended September 30, 2007. This was mainly due to the decrease in sales volume of liquefied ammonia as compared to the same period last year.

The gross margin of liquefied ammonia decreased 9.26% to (15.01)% for the three months ended September 30, 2008, as compared to (5.75)% for the three months ended September 30, 2007. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of DME decreased $8,213,370, or 67.29%, to $3,992,642 for the three months ended September 30, 2008, as compared to $12,206,012 for the three months ended September 30, 2007. This was mainly due to the continually increased raw material price, which resulted in higher production costs.

The gross margin of DME decreased 26.43% to (13.44)% for the three months ended September 30, 2008 as compared to 12.99% for the same period of the prior year. This was mainly due to the continually increased raw material price, which resulted in higher production costs per unit.

Sales of ammonia water increased $41,767, or 97.41%, to $84,645 for the three months ended September 30, 2008 as compared to $42,878 for the three months ended September 30, 2007. This was mainly due to the increase in both sales volume and selling price of ammonia water as compared to the same period last year.

The gross margin of ammonia water decreased 40.06% to (39.19)% for the three months ended September 30, 2008 as compared to 0.87% for the same period prior year. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Operating Expenses

The Company incurred selling and distribution expenses of $291,657 for the three months ended September 30, 2008, an increase of $83,073, or 39.83%, as compared to $208,584 for the three months ended September 30, 2007. This increase was mainly attributable to the increased sales volume of Urea to other provinces, which resulted in increased selling and distribution expenses as compared to the same period last year.

The Company incurred general and administrative expenses of $510,894 for the three months ended September 30, 2008, representing a decrease of $30,618, or 5.65%, as compared to $541,512 for the three months ended September 30, 2007. This was mainly due to the decrease in consulting fees and evaluation fees as compared to the same period last year.

The Company incurred R&D expenses of $89,982 for three months ended September 30, 2008, representing an increase of $89,982, or 100%, compared to $0 for the three months ended September 30, 2007.

Income from Operations

Consolidated operating income for the three months ended September 30, 2008 decreased 269.33% to $(1,843,942) from $1,088,969 for the three months ended September 30, 2007. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

Income Tax

For the three months ended September 30, 2008, the Company had an income tax benefit of $478,567 due to a net operating loss which can be carried forward for five years under PRC tax law. The Company believes that it will generate sufficient profit within one year to deduct such net operating loss.

Net Income (Loss)
The Company’s net income for the three months ended September 30, 2008 was $(590,446), representing a decrease of $1,454,458, or 168.34%, as compared to $864,012 for the three months ended September 30, 2007. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

The Company’s comprehensive income for the three months ended September 30, 2008 decreased to $(472,614) from $945,225 for the three months ended September 30, 2007. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

Earnings per share decrease from $0.07 to $(0.05), which was due to the decrease in net income as compared to the same period last year.

Six Months Ended September 30, 2008 as compared to
Six Months Ended September 30, 2007

	Six Months Ended September		Six Months Ended September		Comparisons
	30, 2008		30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
Item	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	30,107,977	100.00%	32,902,228	100.00%	(2,794,251)	(8.49)%
Cost of Goods Sold	(28,332,521)	(94.10)%	(28,450,295)	(86.47)%	117,774	(0.41)%
Gross Profit	1,775,456	5.90%	4,451,933	13.53%	(2,676,477)	(60.12)%
General & administrative	1,457,664	4.84%	1,020,280	3.10%	437,384	42.87%
Selling and distribution	567,093	1.88%	644,997	1.96%	(77,904)	(12.08)%
Research and development	109,435	0.36%	-	0.00%	109,435	100.00%
Income from operations	(358,736)	(1.19)%	2,786,656	8.47%	(3,145,392)	(112.87)%
Interest expense, net	(417,440)	(1.39)%	(261,049)	(0.79)%	(156,391)	59.91%
Governments grants	997,297	3.31%	78,714	0.24%	918,583	1166.99%
Other (expenses) income, net	(33,457)	(0.11)%	7,905	0.02%	(41,362)	(523.24)%
Income before tax	187,664	0.62%	2,612,226	7.94%	(2,424,562)	(92.82)%
Income taxes	58,459	0.19%	(747,548)	(2.27)%	806,007	(107.82)%
Income from continuing operation	246,123	0.82%	1,864,678	5.67%	(1,618,555)	(86.80)%
Income from discontinued operation	-	0.00%	1,761	0.01%	(1,761)	(100.00)%
Gain from disposition of discontinued operation	-	0.00%	246,123	0.75%	(246,123)	(100.00)%
Net income (loss)	246,123	0.82%	1,886,370	5.73%	(1,640,247)	(86.95)%
Foreign currency translation gain	549,315	1.82%	537,348	1.63%	11,967	2.23%
Other comprehensive income, net	549,315	1.82%	360,023	1.09%	189,292	52.58%
Comprehensive income	795,438	2.64%	2,246,393	6.83%	(1,450,955)	(64.59)%
Weighted average shares outstanding basic and diluted	12,640,000	-	12,640,000	-	-	-
Net income per share, basic and diluted	0.02	-	0.15	-	-0.13	-

Revenues

Revenues for the first six months ended September 30, 2008 were $30,107,977, which represented a decrease of 8.49% from the same period in the prior year. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the sales volume of DME decreased substantially as compared to the same period last year.

	6 Months Ended		6 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Products	US $	(%)	US $	(%)	US $	(%)
Urea	18,449,402	61.28%	14,693,406	44.66%	3,755,996	25.56%
Ammonium bicarbonate	1,734,298	5.76%	1,140,950	3.47%	593,348	52.00%
Methanol	712,843	2.37%	58,858	0.18%	653,985	1111.12%
Liquefied Ammonia	164,018	0.54%	347,741	1.06%	(183,723)	(52.83)%
DME	8,876,798	29.48%	16,564,488	50.34%	(7,687,690)	(46.41)%
Ammonia Water	170,618	0.57%	96,785	0.29%	73,833	76.29%
Total	30,107,977	100.00%	32,902,228	100.00%	(2,794,251)	(8.49)%

Sales of Urea increased $3,755,996, or 25.56%, to $18,449,402 for the six months ended September 30, 2008 as compared to $14,693,406 for the six months ended September 30, 2007. This was mainly due to the increase of the sales volume for Urea as compared to the same period of last year.

Sales of DME decreased $7,687,690, or 46.41%, to $8,876,798 for the six months ended September 30, 2008 as compared to $16,564,488 for the six months ended September 30, 2007. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the sales volume of DME decreased substantially as compared to the same period last year.

Divided by Regions

	6 Months Ended		6 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Provinces	US $	(%)	US $	(%)	US $	(%)
Henan Province	10,990,900	36.50%	10,793,087	32.80%	197,813	1.83%
Guangdong Province	12,442,728	41.33%	9,572,885	29.09%	2,869,843	29.98%
Hubei Province	2,987,137	9.92%	6,239,313	18.96%	(3,252,176)	(52.12)%
Anhui Province	1,180,292	3.92%	1,403,103	4.26%	(222,811)	(15.88)%
Hunan Province	69,664	0.23%	260,592	0.79%	(190,928)	(73.27)%
Hebei Province	476,890	1.58%	2,837,184	8.62%	(2,360,294)	(83.19)%
Jiangxi Province	290,517	0.96%	1,669,696	5.07%	(1,379,179)	(82.60)%
Shandong Province	1,669,849	5.55%	24,031	0.07%	1,645,818	6848.73%
Zhejiang Province	-	0.00%	102,337	0.31%	(102,337)	(100.00)%
Total	30,107,977	100.00%	32,902,228	100.00%	(2,794,251)	(8.49)%

The sales for the six months ended September 30, 2008 in Guangdong Province, Shandong Province and Henan Province increased by 29.98%, 6848.73% and 1.83% respectively as compared to the same period last year. This was mainly attributable to the Company taking advantage of the increased selling price of fertilizer product in the domestic market, adjusting its product structure and enhancing its marketing efforts. The sales of Urea and Ammonium Bicarbonate to these provinces has increased as compared to the same period last year.

The sales for the six months ended September 30, 2008 in other provinces has decreased as compared to the same period last year. The Company made adjustments to its product structure, the sales volume of DME in these provinces decreased, and the decrease was in line with the continually increased raw material price, which resulted in higher production costs.

Cost of Goods Sold

Cost of Goods Sold (“COGS”) for the first six months ended September 30, 2008 was $28,332,521, which is 94.10% of total revenues and represents a 0.41% decrease, as compared to $28,450,295 and 86.47% of total revenues for the first six months ended September 30, 2007. This was mainly due to the decrease in sales volume of DME as compared to the same period last year.

Gross Profit

For the six months ended September 30, 2008, as compared to the six months ended September 30, 2007:

	6 Months Ended		6 Months Ended		Comparisons
	September 30, 2008		September 30, 2007			Increase
		Percentage		Percentage	Growth in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	30,107,977	100.00%	32,902,228	100.00%	(2,794,251)	(8.49)%
Cost of Goods Sold	(28,332,521)	(94.10)%	(28,450,295)	(86.47)%	117,774	(0.41)%
Gross Profit	1,775,456	5.90%	4,451,933	13.53%	(2,676,477)	(60.12)%

Gross profit decreased $2,676,477, or 60.12%, to $1,775,456 for the six months ended September 30, 2008 as compared to $4,451,933 for the six months ended September 30, 2007. This was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $567,093 for the six months ended September 30, 2008, a decrease of $77,904, or 12.08%, as compared to $644,997 for the six months ended September 30, 2007. This decrease was mainly attributable to the reduction in the sales of urea to other provinces which resulted in the reduction in the selling and distribution expenses as compared to the same period last year.

The Company incurred general and administrative expenses of $1,457,664 for the six months ended September 30, 2008, representing an increase of $437,384 or 42.87%, as compared to $1,020,280 for the six months ended September 30, 2007. This increase was mainly due to the increase in the implementation cost of internal control and the relevant consulting fees as the Company has improved the corporate governance structure and strengthened internal control in this reporting period as compared to the same period last year.

The Company incurred R&D expenses of $109,435 for six months ended September 30, 2008, representing an increase of $109,435, or 100%, compared to $0 for the six months ended September 30, 2007.

Income from Operations

Consolidated operating income for the six months ended September 30, 2008 decreased 112.87% to $(358,736) from $2,786,656 for the six months ended September 30, 2007. This decrease was mainly due to the continually increased raw material price, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

Income Tax

For the three months ended September 30, 2008, the Company had an income tax benefit of $58,459 due to a net operating loss which can be carried forward for five years under PRC tax law. The Company believes that it will generate sufficient profit within one year to deduct such net operating loss.

Net Income (Loss)

The Company’s net income for the six months ended September 30, 2008 was $246,123, representing a decrease of $1,640,247, or 86.95%, as compared to $1,886,370 for the three months ended September 30, 2007. This decrease was mainly due to the following factors: (i) the continually increased raw material price resulting in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year; and (ii) the increased general and administrative expenses as the Company has strengthened the internal control in this reporting period as compared to the same period last year.

The Company’s comprehensive income for the six months ended September 30, 2008 decreased to $795,438 from $2,246,393 for the six months ended September 30, 2007. This was mainly due to the following factors: (i) the continually increased raw material price resulting in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year; and (ii) the increased general and administrative expenses as the Company has strengthened the internal control in this reporting period as compared to the same period last year.

Earnings per share decrease from $0.15 to $0.02, which was due to the decrease in net income as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended September 30,
	2008	2007
Net cash provided by (used in)
Operating activities	$5,277,560	2,713,859
Investing activities	(12,682,701)	(5,927,756)
Financing activities	1,662,744	7,786,421
Net change in cash and cash equivalents	(5,742,397)	4,572,524

Effect of exchange rate changes on cash and cash equivalents	115,520	267,918

Cash and cash equivalents at beginning of period	7,487,808	2,616,149

Cash and cash equivalents at end of period	$1,860,931	7,456,591

Cash flows provided by operating activities during the six months ended September 30, 2008 amounted to $5,277,560, representing an increase of $2,563,701, or 94.47% as compared with cash flows provided in operating activities of $2,713,859 during the six months ended September 30, 2007. The increase in cash flow from operating activities was due to the following factors: first, the increase in accounts payable of $4,352,829 during the six months ended September 30, 2008, which represented a cash inflow increase of $2,640,206 or 154.16% as compared to the same period of prior year; second, the increase in prepayment for goods of $665,996, which represented a cash inflow increase of $2,378,193 or 138.90% as compared to the same period of prior year; and third, the customer deposit increased the cash inflow by $1,584,445, or 84.44%, as compared to the six months ended September 30, 2007.

As of September 30, 2008, the cash used in investing activities was $12,682,701, which represented an increase of $6,754,945, or 113.95%, as compared to $5,927,756 for the six months ended September 30, 2007. The increase in cash outflow by $9,652,613, or 725.13%, was mainly due to the expenditure on construction of the third phase of the 600,000 tons DME facility project.

As of September 30, 2008, the cash provided by financing activities was $1,662,744 which represented a decrease of $6,123,677, or 78.65%, as compared to $7,786,421 for the six months ended September 30, 2007. This decrease was mainly due to an increase in the cash outflow for the repayment of short-term debt in the reporting period as compared to the same period last year.

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

While we believe our current cash and cash equivalents, marketable securities and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future, based on current business strategy and expansion plan, on August 8, 2008 the Company obtained a short-term unsecured loan of RMB 14 million (approximately $2.038 million) with an interest rate of 8.748% per annum from Xinyang Hong Chang Pipeline Gas Co., Ltd., a company controlled by the chairman of the board and chief executive officer of the Company, which was capitalized in construction in progress towards the Company’s new methanol plant. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

Capital Resources

As of September 30, 2008, our total assets were $58,204,507 and our total liabilities were $40,119,576. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.69.

As of September 30, 2008, our total assets were $58,204,507 and our operating revenue for the six months ended September 30, 2008 was $30,107,977, reflecting a total asset turnover of 0.52.

As of September 30, 2008, we had working capital deficiency of $26,119,759. This was mainly due to the increase in capital expenditure for third phase of the 600,000 tons DME project.

CONTINGENT LIABILITIES

None.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended September 30, 2008.

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

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Confidentiality treatment requested for certain portions of these agreements.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Ben Wang
Ben Wang
Chief Financial Officer

DATED: November 14, 2008

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

*10.14	High-Voltage Power Supply and Demand Contract, dated July 26, 2005, by and between Henan Jinding Chemical Industry Co., Ltd. and the Electric Industry Bureau of Luoshan County. (2)

10.15	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.16	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.17	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Confidentiality treatment requested for certain portions of these agreements.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.