Form 10-Q
period 2008-12-31
New Oriental Energy & Chemical Corp.
filed 2009-02-23
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2009
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements.

New Oriental Energy & Chemical Corp.
(Formerly Sports Source, Inc.) And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2008 And 2007

Page

Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008	F-2

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine Months Ended December 31, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007 (Unaudited)	F-4-5

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended December 31, 2008 and 2007 (Unaudited)	F-6-20

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$446,028	$7,487,808
Restricted cash	4,389,430	5,438,809
Notes receivable, net of reserve of $146,314 and $135,563 at December 31, 2008 and March 31, 2008, respectively	596,963	647,908
Inventories, net	4,117,065	2,171,040
Prepayments for goods	257,658	1,196,831
Due from employees	27,784	13,213
Other assets	48,803	134,993
Due from related parties	254,317	-
Total current assets	10,138,048	17,090,602

Long-term investment	469,669	-
Plant and equipment, net	19,386,472	20,102,938
Land use rights, net	1,646,648	1,629,633
Construction in progress	24,333,197	9,740,638
Deposits	2,075,125	1,978,389
Deferred taxes	185,928	179,541
Other long-term assets	11,747	32,574
Total long-term assets	48,108,786	33,663,713

TOTAL ASSETS	$58,246,834	$50,754,315

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,938,489	$1,656,883
Other payables and accrued liabilities	648,318	545,090
Short-term debt	15,746,349	17,954,837
Customer deposits	6,865,774	4,220,527
Payable to contractors	1,726,398	506,364
Due to related parties	8,259,884	5,708,995
Taxes payable	634,625	1,424,992
Total current liabilities	40,819,837	32,017,688

LONG-TERM LIABILITIES
Long-term notes payable	531,121	517,168
Deferred taxes	826,016	773,449
Due to employees	160,301	156,517
Total long-term liabilities	1,517,438	1,447,134

TOTAL LIABILITIES	$42,337,275	$33,464,822

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $950,327 as of December 31, 2008 and March 31, 2008, respectively)	8,768,233	10,626,499
Accumulated other comprehensive income	2,555,481	2,077,149
TOTAL SHAREHOLDERS' EQUITY	15,909,559	17,289,493

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,246,834	$50,754,315

See accompanying notes to the condensed consolidated financial statements.

 NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHNENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

REVENUES	$10,614,418	$20,168,977	$40,533,491	$53,222,726

COST OF GOODS SOLD	(11,971,384)	(15,760,191)	(40,097,429)	(44,366,458)

GROSS (LOSS) PROFIT	(1,356,966)	4,408,786	436,062	8,856,268

General and administrative	546,822	780,861	1,996,928	1,793,510

Selling and distribution	367,424	277,661	928,534	927,376

Research and development	14,292	-	123,392	-

(LOSS) INCOME FROM OPERATIONS	(2,285,504)	3,350,264	(2,612,792)	6,135,382

OTHER INCOME (EXPENSES)

Interest expense, net	(485,891)	(92,231)	(897,869)	(355,489)

Government grants	501,622	1,350	1,490,489	81,123

Other (expenses) income, net	-	35,398	(33,418)	43,332

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,269,773)	3,294,781	(2,053,590)	5,904,348

INCOME TAX BENEFIT (EXPENSE)	138,946	(1,111,771)	195,324	(1,853,053)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,130,827)	2,183,010	(1,858,266)	4,051,295

DISCONTINUED OPERATION

Gain from discontinued operation (net of income tax of $396)	-	-	-	1,761

Gain from disposition of discontinued operation	-	-	-	19,930

NET (LOSS) INCOME	(2,130,827)	2,183,010	(1,858,266)	4,072,986

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	73,288	559,942	478,332	1,097,290

OTHER COMPREHENSIVE INCOME BEFORE TAX	73,288	559,942	478,332	1,097,290

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	-	184,781	-	362,105

OTHER COMPREHENSIVE INCOME, NET	73,288	375,161	478,332	735,185

COMPREHENSIVE (LOSS) INCOME	$(2,057,539)	$2,558,171	$(1,379,934)	$4,808,171

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000	12,640,000	12,640,000

(LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE, BASIC AND DILUTED	$(0.17)	$0.17	$(0.15)	$0.32
INCOME FROM DISCONTINUED OPERATION PER SHARE, BASIC AND DILUTED	$-	$-	$-	$0.00
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.17)	$0.17	$(0.15)	$0.32

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,858,266)	$4,072,986
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,044,546	1,516,482
Gain on disposal of plant	(2,844)	-
Deferred taxes	46,180	(244,287)
Provision for notes receivable	-	136,900
Provision for inventory	158,980	-
Gain on disposal of discontinued operation	-	(19,930)
Discontinued operation	-	(1,761)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(2,105,005)	1,756,751
Prepayment for goods	939,173	(3,419,818)
Taxes receivable	-	155,863
Due from employees	(14,571)	110,930
Other assets	86,190	(58,432)
Due from related parties	(254,317)	-
Discontinued operation	-	21,691

Increase (Decrease) In:
Accounts payable	5,281,606	(294,366)
Other payables and accrued liabilities	103,228	136,983
Customer deposits	2,645,247	(1,270,703)
Due to related parties	28,873	-
Due to employees	12,421	-
Taxes payable	(790,367)	1,861,228
Net cash provided by operating activities	6,321,074	4,460,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,049,379	(2,392,521)
Payment for long-term investment	(433,100)	-
Purchases of plant and equipment	(150,033)	(1,584,775)
Purchases of construction in progress	(13,378,109)	(5,988,410)
Deposit for land use rights	(42,781)	(882,530)
Purchases of other long term assets	(9,961)	-
Proceeds from disposition of long-term investment	-	143,414
Proceeds on disposal of plant	96,197	18,795
Repayment of notes receivable	67,516	19,032
Net cash used in investing activities	(12,800,892)	(10,666,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	22,365,306	24,880,692
Repayments of short-term debt	(25,022,377)	(12,909,673)
Due to related parties	1,950,848	388,499
Net cash (used in) provided by financing activities	(706,223)	12,359,518

NET (DECREASE) INCREASE IN CASH AND CASH QUIVALENTS	(7,186,041)	6,153,040

Effect of exchange rate changes on cash	144,261	410,610
Cash and cash equivalents at beginning of period	7,487,808	2,616,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$446,028	$9,179,799

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$591,904	$-
Interest paid	$366,391	$157,094

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine months ended December 31, 2008 and 2007, $761,243 and $7,435,991, respectively, was transferred from construction in progress to plant and equipment.

During the nine months ended December 31, 2008 and 2007, $0 and $32,760, respectively, was transferred from deposits to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. (formerly Sports Source, Inc.) and Subsidiaries (“NOEC” or the "Company") was incorporated under the laws of the State of Delaware on November 15, 2004. On November 22, 2006 the Company changed its name to New Oriental Energy & Chemical Corp.

On October 11, 2006, a share exchange agreement was entered into by and among the Company, Kinfair Holding Limited (“KHL”) and KHL’s shareholders, whereby the Company issued 7,500,000 shares, representing 59.34% of total common stock in exchange for 100% of the common stock of KHL. (the “Share Exchange”). Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the Share Exchange, KHL and its wholly owned subsidiary, Jinding, became wholly-owned subsidiaries of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations. The Share Exchange has been accounted for as the recapitalization of Jinding.

On November 13, 2007, Luoshan Jinding Chemical Co., Ltd. (“Luoshan Jinding”) was incorporated as a wholly owned subsidiary of Henan Jinding under the law of the People’s Republic of China (the “PRC”).

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

Lquidity

The Company has a working capital deficit of $30,681,789 as of December 31, 2008, and the Company incurred net loss of $2,130,827 and $1,858,266 for the three and nine months ended December 31, 2008. The Company expects to obtain new long term bank loans from a local bank. Its major shareholder has committed to provide financing aid, if necessary. The Company believes revenue and gross profits will increase in the near term.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)  Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)  Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) ( 100% subsidiary of KHL).

(iii)  Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) ( 100% subsidiary of Henan Jinding).

Intercompany accounts and transactions have been eliminated in consolidation.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Nine Months Ended December 31,		As of December 31, 2008	As of March 31, 2008
	2008	2007
Company A	22.28%	21.90%	19.20%	35.81%
Company B	11.32%	5.38%	13.67%	18.72%
Company C	9.33%	6.37%	-	1.42%
Company D	3.83%	-	-	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Nine Months Ended December 31,		As of December 31, 2008	As of March 31, 2008
	2008	2007
Company E	20.82%	16.65%	12.66%	28.82%
Company F	17.09%	6.46%	15.44%	66.80%
Company G	15.23%	10.88%	5.08%	8.42%
Company H	8.44%	-	5.48%	-
Company I	6.03%	1.94%	6.60%	17.79%

The sole market of the Company is the PRC for the nine months ended December 31, 2008 and 2007.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term and related party debt, payable to contractors, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term debt was not significantly different from the carrying value at December 31, 2008 and March 31, 2008.

(f)  Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash represents time deposits on account to secure short-term debt. See Note 10. These balances are subject to withdrawal restrictions and totaled $4,389,430 and $5,438,809 as of December 31, 2008 and March 31, 2008, respectively.

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

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the three and nine months ended December 31, 2008 was $99,231 and $288,709, and $0 and $0 for the three and nine months ended December 31, 2007, respectively.

(i)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The sales price to the buyer is fixed or determinable, and
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

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31, 2008	March 31, 2008	December 31, 2007
Year end RMB: $ exchange rate	6.8346	7.0190	7.3046
Average yearly RMB: $ exchange rate	6.9268	7.3766	7.5194

(k)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended December 31, 2008 and 2007.

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

Fuel Segment:

For The Three Months Ended December 31, 2008 (Unaudited)
	DME	Methanol	Segment Total
Revenues	$2,254,460	$199,899	$2,454,359
COGS	2,865,038	299,189	3,164,227
Gross loss	$(610,578)	$(99,290)	$(709,868)

For The Three Months Ended December 31, 2007 (Unaudited)
	DME	Methanol	Segment Total
Revenues	$10,719,893	$354,538	$11,074,431
COGS	8,343,681	246,398	8,590,079
Gross profit	$2,376,212	$108,140	$2,484,352

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

For The Nine Months Ended December 31, 2008 (Unaudited)
	DME	Methanol	Segment Total
Revenues	$11,090,320	$909,053	$11,999,373
COGS	11,310,064	972,846	12,282,910
Gross loss	$(219,744)	$(63,793)	$(283,537)

For The Nine Months Ended December 31, 2007 (Unaudited)
	DME	Methanol	Segment Total
Revenues	$27,351,989	$409,205	$27,761,194
COGS	22,784,064	299,149	23,083,213
Gross profit	$4,567,925	$110,056	$4,677,981

Fertilizer Segment:

For The Three Months Ended December 31, 2008 (Unaudited)
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,255,938	$1,137,658	$647,371	$119,092	$8,160,059
COGS	6,788,555	1,070,997	822,863	124,742	8,807,157
Gross profit (loss)	$(532,617)	$66,661	$(175,492)	$(5,650)	$(647,098)

For The Three Months Ended December 31, 2007 (Unaudited)
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$7,870,570	$729,699	$425,261	$69,016	$9,094,546
COGS	5,976,187	709,639	422,964	61,322	7,170,112
Gross profit	$1,894,383	$20,060	$2,297	$7,694	$1,924,434

For The Nine Months Ended December 31, 2008 (Unaudited)
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$24,593,181	$2,853,455	$799,867	$287,615	$28,534,118
COGS	23,407,650	3,060,673	1,009,359	336,837	27,814,519
Gross profit (loss)	$1,185,531	$(207,218)	$(209,492)	$(49,222)	$719,599

For The Nine Months Ended December 31, 2007 (Unaudited)
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$22,648,524	$1,875,453	$771,453	$166,102	$25,461,532
COGS	18,521,656	1,842,673	768,908	150,008	21,283,245
Gross profit	$4,126,868	$32,780	$2,545	$16,094	$4,178,287

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

Combined Segments:

For The Three Months Ended December 31, 2008 (Unaudited)
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$2,454,359	$8,160,059	$10,614,418
COGS	3,164,227	8,807,157	11,971,384
Gross loss	$(709,868)	$(647,098)	$(1,356,966)

For The Three Months Ended December 31, 2007 (Unaudited)
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$11,074,431	$9,094,546	$20,168,977
COGS	8,590,079	7,170,112	15,760,191
Gross profit	$2,484,352	$1,924,434	$4,408,786

For The Nine Months Ended December 31, 2008 (Unaudited)
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$11,999,373	$28,534,118	$40,533,491
COGS	12,282,910	27,814,519	40,097,429
Gross profit (loss)	$(283,537)	$719,599	$436,062

For The Nine Months Ended December 31, 2007 (Unaudited)
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$27,761,194	$25,461,532	$53,222,726
COGS	23,083,213	21,283,245	44,366,458
Gross profit	$4,677,981	$4,178,287	$8,856,268

(m)	New Accounting Pronouncement

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree ; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No.161 on its consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Finished goods	$1,858,204	$281,851
Raw materials	1,813,122	1,185,758
Packing materials	445,739	703,431
Total inventories, net	$4,117,065	$2,171,040

The net book value of $1,858,204 and $281,851 of finished goods inventory is pledged as collateral for short-term debt at December 31, 2008 and March 31, 2008, respectively. See Note 10.

As of December 31, 2008 and 2007, the Company recorded a write-down of inventories to net realizable value for $158,980 and $0, respectively.

5.	RELATED PARTY TRANSACTIONS

(I)	Due from Related Parties

	December 31, 2008	March 31, 2008
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$254,007	$-
Auto Chance International Limited	310	-
Total	$254,317	$-

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the nine months ended December 31, 2008, Huaiyang Desheng purchased $29,944 of raw materials from Henan Jinding, and sold $68,051 of finished goods to Henan Jinding. The remaining balance of $254,007 is interest free, and has no fixed repayment terms.

Auto Chance International Limited is a controlling shareholder of the Company. The amount represents advances to Auto Chance International Limited for bank charges. The amount is interest free, and has no fixed repayment terms.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties

		December 31, 2008	March 31, 2008
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$4,974,688	$4,131,643
Long Triumph Investments Limited	(b)	1,367,408	862,035
Chen Siqiang	(c)	1,024,200	712,352
Wang Guiquan	(d)	131,683	-
Zhou Dianchang	(e)	73,157	-
Mai Xiaofu	(f)	146,314	-
Yu Zhiyang	(g)	43,894	-
Yang Hongtao	(h)	43,894	-
Due to employees	(i)	11,796	2,965
Subtotal		$7,817,034	$5,708,995

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	331,119	-
Chen Siqiang	(c)	81,117	-
Wang Guiquan	(d)	8,884	-
Zhou Dianchang	(e)	4,936	-
Mai Xiaofu	(f)	10,496	-
Yu Zhiyang	(g)	3,149	-
Yang Hongtao	(h)	3,149	-
Subtotal		$442,850	$-

Total		$8,259,884	$5,708,995

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The amount is unsecured. Included in the $4,974,688 is $2,926,288, which has an interest rate of 8.748% per annum and is due on June 30, 2009. Included in the $4,974,688 is $731,571, which has an interest rate of 15% per annum and is due on September 25, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 is $220,867 and $0, respectively. Of the $220,867 of interest expense, $189,438 was capitalized interest in construction in progress, since the amount was used for construction. The remaining balance of $1,316,829 is interest free and has no fixed repayment terms. Also see Note 9.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured and has an interest rate of 9.6% per annum. Included in the $1,024,200 is $731,571, which is due on August 3, 2009. The balance of $292,629 is due on May 21, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 is $69,065 and $0, which was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(d)
Wang Guiquan is the president and a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 of $8,766 and $0, was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 of $4,870 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
  (UNAUDITED)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(f)
 Mai Xiaofu is a director of Henan Jinding. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 of $10,356 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 of $3,107 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2009. The interest expense for the nine months ended December 31, 2008 and 2007 of $3,107 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(i)	The amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

(III)	Due from Employees

	December 31, 2008	March 31, 2008
	(Unaudited)
Current	$27,784	$13,213
Total amount due from employees	$27,784	$13,213

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

(IV)	Due to Employees – Long Term

	December 31, 2008	March 31, 2008
	(Unaudited)
Long-term	$160,301	$156,517
Total amount due to employees	$160,301	$156,517

Amounts due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts represent training deposits due to employees.

6.	LONG-TERM INVESTMENT

	December 31, 2008	March 31, 2008
	(Unaudited)

Luoshan Rural Credit Cooperatives	$469,669	$-

The Company purchased 2.87% of Luoshan Rural Credit Cooperatives’s shares for cash. The Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
At cost:
Buildings	$2,477,022	$2,133,765
Machinery	25,107,556	23,988,684
Motor vehicles	328,940	314,870
Office equipment	269,795	247,367
	28,183,313	26,684,686
Less: Accumulated depreciation
Buildings	389,504	304,052
Machinery	8,107,481	6,063,257
Motor vehicles	183,637	136,381
Office equipment	116,219	78,058
	8,796,841	6,581,748
Plant and equipment, net	$19,386,472	$20,102,938

Depreciation expense for the nine months ended December 31, 2008 and 2007 is $2,016,890 and $1,486,507, respectively.

8.	LAND USE RIGHTS

	December 31, 2008	March 31, 2008
	(Unaudited)
Cost	$1,796,884	$1,749,677
Less: Accumulated amortization	150,236	120,044
Land use rights, net	$1,646,648	$1,629,633

Amortization expense for the nine months ended December 31, 2008 and 2007 is $26,595 and $29,975, respectively.

The net book value of $0 and $1,629,633 of the land use rights are pledged as collateral for the short-term bank loans at December 31, 2008 and March 31, 2008, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

2009	$8,984
2010	35,938
2011	35,938
2012	35,938
2013	35,938
Thereafter	1,493,912
Total	$1,646,648

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

9.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2008 and March 31, 2008 consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Plant	$21,797,072	$4,525,886
Machinery	2,449,280	5,213,755
Other	86,845	997
	$24,333,197	$9,740,638

Capitalized interest for the nine months ended December 31, 2008 and 2007 is $288,709 and $0, respectively.

The net book value of $3,108,009 and $0 of plant construction in progress is pledged as collateral for the short-term bank loans at December 31, 2008 and March 31, 2008, respectively. See Note 10.

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
Bank Loans:

Xinyang Commercial Bank, Due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	$1,463,143	$-

Rural Credit Cooperatives, Due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	570,626	-

Rural Credit Cooperatives, Due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	570,626	-

Xinyang Commercial Bank, Due August 3, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	1,463,143	1,424,704

Xinyang Commercial Bank, Due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	2,341,029	-

Xinyang Commercial Bank, Due December 27, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	2,279,527

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

Xinyang Commercial Bank, Due April 16, 2008, interest rate at 9.55% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,424,704

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

10.	SHORT-TERM DEBT (CONTINUED)

	December 31, 2008	March 31, 2008
	(Unaudited)
Notes Payable to Unrelated Companies:
Due July 11, 2008 (subsequently repaid on its due date)	-	142,470
Due July 18, 2008 (subsequently repaid on its due date)	-	569,882
Due August 19, 2008 (subsequently repaid on its due date)	-	96,168
Due August 25, 2008 (subsequently repaid on its due date)	-	854,823
Due August 28, 2008 (subsequently repaid on its due date)	-	71,235
Due September 11, 2008 (subsequently repaid on its due date)	-	427,411
Due September 25, 2008 (subsequently repaid on its due date)	-	854,823
Due January 10, 2009 (subsequently repaid on its due date)	1,463,144	-
Due January 18, 2009 (subsequently repaid on its due date)	877,886	-
Due January 31, 2009 (subsequently repaid on its due date)	585,257	-
Due April 28, 2009	731,572	-
Due April 30, 2009	1,463,144	-
Due May 24, 2009	877,886	-
Due May 25, 2009	877,886	-
Due May 26, 2009	1,024,200	-
Due May 27, 2009	877,886	-
Due April 11, 2008 (subsequently repaid on its due date)	-	185,212
Due April 15, 2008 (subsequently repaid on its due date)	-	765,065
Due April 17, 2008 (subsequently repaid on its due date)	-	176,663
Due April 19, 2008 (subsequently repaid on its due date)	-	247,899
Due April 30, 2008 (subsequently repaid on its due date)	-	569,882
Due May 13, 2008 (subsequently repaid on its due date)	-	284,941
Due May 23, 2008 (subsequently repaid on its due date)	-	284,941
Due May 28, 2008 (subsequently repaid on its due date)	-	598,376
Due May 30, 2008 (subsequently repaid on its due date)	-	142,470
Due June 5, 2008 (subsequently repaid on its due date)	-	569,882
Due June 26, 2008 (subsequently repaid on its due date)	-	284,941

Notes Payable to an Unrelated Individual:
Due June 3, 2009	558,921	-
	$15,746,349	$17,954,837

Interest expense for the nine months ended December 31, 2008 and 2007 was $934,740 and $161,714, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $8,467 and $7,031 for the nine months ended December 31, 2008 and 2007, respectively.

Notes payable to an unrelated individual is unsecured, has an interest rate of 15% per annum and is due on June 3, 2009.

Restricted cash of $4,389,430 and $5,438,809 is collateralized for the notes payable at December 31, 2008 and March 31, 2008, respectively.

Inventory of $1,858,204 and $281,851 is collateralized for the notes payable at December 31, 2008 and March 31, 2008, respectively.

The net book value of $1,858,204 and $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at December 31, 2008 and March 31, 2008, respectively. See Note 4.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

11.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at December 31, 2008 and March 31, 2008 and 2007 is $531,121 and $517,168, respectively. The notes are due on December 31, 2010 and are interest free. See Note 13.

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

Income tax benefit (expense) for the nine months ended December 31, 2008 and 2007 is summarized as follows:

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Current:
CIT	$225,079	$(2,826,607)
Deferred:
CIT	(29,755)	973,554

Income tax benefit (expense)	$195,324	$(1,853,053)

The Company’s income tax benefit (expense) differs from the “expected” tax benefit (expense) (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$513,398	$(2,054,923)
Permanent differences	(318,074)	201,870

Income tax benefit (expense)	$195,324	$(1,853,053)

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

12.         INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2008 and March 31, 2008 are as follows:

	December 31, 2008	March 31, 2008
	(Unaudited)
Deferred tax assets:
Non-current portion:
Cost of sales	$57,547	$73,207
Financial expense	11,063	11,840
Welfare	21,557	11,893
Provision for notes receivable	36,578	35,618
Other expense	59,183	46,983
Total deferred tax assets	185,928	179,541

Deferred tax liabilities:
Non-current portion:
Amortization	26,191	21,330
Depreciation	371,618	353,039
Cost of sales	342,222	314,511
Government grant	53,771	57,344
Investment income	17,237	16,785
Other expense	14,977	10,440
Total deferred tax liabilities	826,016	773,449

Net deferred tax liabilities	$(640,088)	$(593,908)

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FIN48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2008 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(FORMERLY SPORTS SOURCE, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

13.     CONTINGENCIES

Pending litigation:

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Plant and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of $650,000 from each of the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. The amount owed by the Luoshan county government was received before the due date.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, and seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending and expected to be announced within our fourth fiscal quarter.

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended December 31, 2008. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 as compared to
Three Months Ended December 31, 2007

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage (%)
Item	US $	(%)	US $	(%)	US $
Revenues	10,614,418	100.00%	20,168,977	100.00%	(9,554,559)	(47.37)%
Cost of Goods Sold	(11,971,384)	(112.78)%	(15,760,191)	(78.14)%	3,788,807	(24.04)%
Gross (loss) profit	(1,356,966)	(12.78)%	4,408,786	21.86%	(5,765,752)	(130.78)%
General & administrative	546,822	5.15%	780,861	3.87%	(234,039)	(29.97)%
Selling and distribution	367,424	3.46%	277,661	1.38%	89,763	32.33%
Research and development	14,292	0.13%	-	0.00%	14,292	100.00%
(Loss) income from operations	(2,285,504)	(21.53)%	3,350,264	16.61%	(5,635,768)	(168.22)%
Interest expense, net	(485,891)	(4.58)%	(92,231)	(0.46)%	(393,660)	426.82%
Governments grants	501,622	4.73%	1,350	0.01%	500,272	37057.19%
Other (expenses) income, net	-	0.00%	35,398	0.18%	(35,398)	(100.00)%
(Loss) income before tax	(2,269,773)	(21.38)%	3,294,781	16.34%	(5,564,554)	(168.89)%
Income tax benefit (expense)	138,946	1.31%	(1,111,771)	(5.51)%	1,250,717	(112.50)%
(Loss) income from continuing operations	(2,130,827)	(20.07)%	2,183,010	10.82%	(4,313,837)	(197.61)%
Income from discontinued operation	-	-	-	-	-	-
Gain from disposition of discontinued operation	-	-	-	-	-	-
Net (loss) income	(2,130,827)	(20.07)%	2,183,010	10.82%	(4,313,817)	(197.61)%
Foreign currency translation gain	73,288	0.69%	559,942	2.78%	(486,654)	(86.91)%
Other comprehensive income, net	73,288	0.69%	375,161	1.86%	(301,873)	(80.46)%
Comprehensive (loss) income	(2,057,539)	(19.38)%	2,558,171	12.68%	(4,615,710)	(180.43)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net (loss) income per share, basic and diluted	(0.17)		0.17		(0.34)	-

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended December 31, 2008 were $10,614,418, which represented a decrease of 47.37% from the same period in the prior year. The decrease was mainly due to the decrease in sales volume and the selling price of DME.

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	6,255,938	58.94%	7,870,570	39.02%	(1,614,632)	(20.51)%
Ammonium bicarbonate	1,137,658	10.72%	729,699	3.62%	407,959	55.91%
Methanol	199,899	1.88%	354,538	1.76%	(154,639)	(43.62)%
Liquefied Ammonia	647,371	6.10%	425,261	2.11%	222,110	52.23%
DME	2,254,460	21.24%	10,719,893	53.15%	(8,465,433)	(78.97)%
Ammonia Water	119,092	1.12%	69,016	0.34%	50,076	72.56%
Total	10,614,418	100.00%	20,168,977	100.00%	(9,554,559)	(47.37)%

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	4,471,399	42.13%	7,310,579	36.25%	(2,839,180)	(38.84)%
Guangdong Province	3,807,832	35.87%	4,492,459	22.27%	(684,627)	(15.24)%
Hubei Province	1,058,549	9.97%	3,774,562	18.72%	(2,716,013)	(71.96)%
Anhui Province	515,363	4.86%	1,079,847	5.35%	(564,484)	(52.27)%
Hunan Province	107,734	1.01%	10,470	0.05%	97,264	928.98%
Hebei Province	8,014	0.08%	2,825,976	14.01%	(2,817,962)	(99.72)%
Jiangxi Province	473,597	4.46%	610,681	3.03%	(137,084)	(22.45)%
Shandong Province	171,930	1.62%	0	0.00%	171,930	100%
Zhejiang Province	-	-	64,403	0.32%	(64,403)	(100.00)%
Total	10,614,418	100.00%	20,168,977	100.00%	(9,554,559)	(47.37)%

The sales for the three months ended December 31, 2008 in the Hunan Province increased by 928.98%. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy and expansion of the market share. As a result, the sales of Urea in Hunan Province increased as compared to the same period last year.

The sales for the three months ended December 31, 2008 in other provinces decreased as compared to the same period last year. This decrease was mainly due to the continued decrease in the selling price and sales volume of DME product. At the meanwhile, the continued increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly. The Company adjusted its product structure and reduced the production volume of DME.

Cost of Goods Sold (“COGS”) for the three months ended December 31, 2008 was $11,971,384, which is 112.78% of total revenues and represents a 24.04% decrease as compared to $15,760,191 and 78.14% of total revenues for the three months ended December 31, 2007. This was mainly due to the decrease in sales volume of DME products offset by increased production cost as compared to the same period last year.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can result in high production cost.

For the Three months ended December 31, 2008, as compared to the Three months ended December 31, 2007:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	10,614,418	100%	20,168,977	100%	(9,554,559)	(47.37)%
Cost of Goods Sold	11,971,384	112.78%	15,760,191	78.14%	(3,788,807)	(24.04)%
Gross (Loss) Profit	(1,356,966)	(12.78)%	4,408,786	21.86%	(5,765,752)	(130.78)%

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

Gross profit decreased $5,765,752, or 130.78%, to a gross loss of $1,356,966 for the three months ended December 31, 2008, as compared to a gross profit of $4,408,786 for the three months ended December 31, 2007.  This decrease was mainly due to the continued decrease in the selling price of DME product, and the continued increase of the price of raw materials, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the sales volume of DME decreased substantially as compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2009Q3	Revenues	2,254,460	199,899	6,255,938	1,137,658	647,371	119,092
	COGS	2,865,038	299,189	6,788,555	1,070,997	822,863	124,742
	Gross Profit	(610,578)	(99,290)	(532,617)	66,661	(175,492)	(5,650)
	Gross Margin	(27.08)%	(49.67)%	(8.51)%	5.86%	(27.11)%	(4.74)%
2008Q3	Revenues	10,719,893	354,538	7,870,570	729,699	425,261	69,016
	COGS	8,343,681	246,398	5,976,187	709,639	422,964	61,322
	Gross Profit	2,376,212	108,140	1,894,383	20,060	2,297	7,694
	Gross Margin	22.17%	30.50%	24.07%	2.75%	0.54%	11.15%
Changes	Revenues	(8,465,433)	(154,639)	(1,614,632)	407,959	222,110	50,076
	Revenue Growth	(78.97)%	(43.62)%	(20.51)%	55.91%	52.23%	72.56%
	Gross Margin Growth	(49.25)%	(80.17)%	(32.58)%	3.11%	(27.65)%	(15.89)%

Sales of Urea decreased $1,614,632, or 20.51%, to $6,255,938 for the three months ended December 31, 2008, as compared to $7,870,570 for the three months ended December 31, 2007. This decrease was mainly due to the decrease in sales volume and the selling price of Urea as compared to the same period of last year.

The gross margin of Urea decreased 32.58% to (8.51)% for the three months ended December 31, 2008, as compared to 24.07% for the three months ended December 31, 2007. This was mainly due to the decrease in the selling price and in the sales of the Urea, and the increase in the cost of production as compared to the same period of last year.

Sales of ammonium bicarbonate for the third quarter of fiscal year 2009 were $1,137,658, which represented an increase of 55.91% from the same period in the prior year. This was mainly due to the increase in the production and sales volume of ammonium bicarbonate as well as the increasing selling price of ammonium bicarbonate as compared to the same period last year.

The gross margins of ammonium bicarbonate increased 3.11% to 5.86% for the three months ended December 31, 2008 as compared to 2.75% for the same period of the prior year. This was mainly due to the selling price being higher than the growth rate of the product cost per unit.

Sales of methanol for the three months ended December 31, 2008 decreased 43.62% to $199,899, from $354,538 for the three months ended December 31, 2007. This was mainly due to the decreasing selling price of methanol, which led the Company to make adjustments to its product structure to sell part of the self produced methanol, and the self produced methanol was used entirely for the production of DME for the same period in the prior year. Methanol incurred a negative gross margin of 49.67% for the three months ended December 31, 2008, which was mainly due to the increased cost of raw material.

Sales of liquefied ammonia increased $222,110, or 52.23%, to $647,371 for the three months ended December 31, 2008, as compared to $425,261 for the three months ended December 31, 2007. This was mainly due to the increase in sales volume of liquefied ammonia as compared to the same period last year.

The gross margin of liquefied ammonia decreased 27.65% to a gross loss of 27.11% for the three months ended December 31, 2008, as compared to a gross profit of 0.54% for the three months ended December 31, 2007. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of DME decreased $8,465,433, or 78.97%, to $2,254,460 for the three months ended December 31, 2008, as compared to $10,719,893 for the three months ended December 31, 2007. This decrease was mainly due to the continued decrease in the selling price and sales volume of DME product. At the meanwhile, the continued increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly.  The Company adjusted its product structure and reduced the production volume of DME.

The gross margin of DME decreased 49.25% to (27.08)% for the three months ended December 31, 2008 as compared to 22.17% for the same period of the prior year. This was mainly due to the decrease in selling price of DME, and the continual increase in the raw material price, which resulted in higher production costs per unit, as compared to the same period last year.

Sales of ammonia water increased $50,076, or 72.56%, to $119,092 for the three months ended December 31, 2008 as compared to $69,016 for the three months ended December 31, 2007. This was mainly due to the increase in both sales volume and selling price of ammonia water as compared to the same period last year.

The gross margin of ammonia water decreased 15.89% to a gross loss of 4.74% for the three months ended December 31, 2008 as compared to a gross profit of 11.15% for the same period prior year. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Operating Expenses

The Company incurred selling and distribution expenses of $367,424 for the three months ended December 31, 2008, an increase of $89,763, or 32.33%, as compared to $277,661 for the three months ended December 31, 2007. This increase was mainly attributable to the increased sales volume of Urea to other provinces, which resulted in increased selling and distribution expenses as compared to the same period last year.

The Company incurred general and administrative expenses of $546,822 for the three months ended December 31, 2008, representing a decrease of $234,039, or 29.97%, as compared to $780,861 for the three months ended December 31, 2007. This was mainly due to the decrease in consulting fees and evaluation fees as compared to the same period last year.

The Company incurred R&D expenses of $14,292 for three months ended December 31, 2008, representing an increase of $14,292, or 100%, compared to $0 for the three months ended December 31, 2007.

Income (loss) from Operations

Consolidated operating income (loss) for the three months ended December 31, 2008 decreased 168.22% to $(2,285,504) from $3,350,264 for the three months ended December 31, 2007. This decrease was mainly due to the decrease in the selling price of DME, and the continued increase in the price of raw materials, which resulted in higher production costs. The Company made adjustments to its product structure.

Income Tax

For the three months ended December 31, 2008, the Company had an income tax benefit of $138,946 due to a net operating loss which can be carried forward for five years under PRC tax law. The Company believes that it will generate sufficient profit in future years to deduct such net operating loss.

Net Income (Loss)

The Company incurred a net loss of $2,130,827 for the three months ended December 31, 2008 representing a decrease of $4,313,837, or 197.61%, as compared to a net income of $2,183,010 for the three months ended December 31, 2007. This decrease was mainly due to the continued increase in the price of raw materials, which resulted in higher production costs and the decrease in DME sales revenue. The Company made adjustments to its product structure.

The Company incurred a comprehensive loss of $2,057,539 for the three months ended December 31, 2008 represented a decrease of $4,615,710 as compared to a comprehensive income of $2,558,171 for the three months ended December 31, 2007. This decrease was mainly due to the net loss.

Earnings (loss) per share decreased from $0.17 to $(0.17), which was due to the change from net income to net loss as compared to the same period last year.

Nine Months Ended December 31, 2008 as compared to
Nine Months Ended December 31, 2007

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	40,533,491	100.00%	53,222,726	100.00%	(12,689,235)	(23.84)%
Cost of Goods Sold	(40,097,429)	(98.92)%	(44,366,458)	(83.36)%	4,269,029	(9.62)%
Gross (loss) profit	436,062	1.08%	8,856,268	16.64%	(8,420,206)	(95.08)%
General & administrative	1,996,928	4.93%	1,793,510	3.37%	203,418	11.34%
Selling and distribution	928,534	2.29%	927,376	1.74%	1,158	0.12%
Research and development	123,392	0.30%	-	-	123,392	100.00%
(Loss) income from operations	(2,612,792)	(6.45)%	6,135,382	11.53%	(8,748,174)	(142.59)%
Interest expense, net	(897,869)	(2.22)%	(355,489)	(0.67)%	(542,380)	152.57%

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Governments grants	1,490,489	3.68%	81,123	0.15%	1,409,366	1,737.32%
Other (expenses) income, net	(33,418)	(0.08)%	43,332	0.08%	(76,750)	(177.12)%
(Loss) income before tax	(2,053,590)	(5.07)%	5,904,348	11.09%	(7,957,938)	(134.78)%
Income tax benefit (expense)	195,324	0.48%	(1,853,053)	(3.48)%	2,048,377	(110.54)%
(Loss) income from continuing operations	(1,858,266)	(4.58)%	4,051,295	7.61%	(5,909,561)	(145.87)%
Income from discontinued operation	-	-	1,761	0.00%	(1,761)	(100.00)%
Gain from disposition of discontinued operation	-	-	19,930	0.04%	(19,930)	(100.00)%
Net (loss) income	(1,858,266)	(4.58)%	4,072,986	7.65%	(5,931,252)	(145.62)%
Foreign currency translation gain	478,332	1.18%	1,097,290	2.06%	(618,958)	(56.41)%
Other comprehensive income, net	478,332	1.18%	735,185	1.38%	(256,853)	(34.94)%
Comprehensive (loss) income	(1,379,934)	(3.40)%	4,808,171	9.03%	(6,188,105)	(128.70)%
Weighted average shares outstanding basic and diluted	12,640,000	-	12,640,000	-	(0.47)	-
Net (loss) income per share, basic and diluted	(0.15)	-	0.32	-	(0.47)	-

Revenues

Revenues for the nine months ended December 31, 2008 were $40,533,491, which represented a decrease of 23.84% from the same period in the prior year. This decrease was mainly due to the continued decrease in the selling price and sales volume of DME product. At the meanwhile, the continued increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly. The Company adjusted its product structure and reduced the production volume of DME.

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	24,593,181	60.67%	22,648,524	42.55%	1,944,657	8.59%
Ammonium bicarbonate	2,853,455	7.04%	1,875,453	3.52%	978,002	52.15%
Methanol	909,053	2.24%	409,205	0.77%	499,848	122.15%
Liquefied Ammonia	799,867	1.97%	771,453	1.45%	28,414	3.68%
DME	11,090,320	27.36%	27,351,989	51.39%	(16,261,669)	(59.45)%
Ammonia Water	287,615	0.71%	166,102	0.31%	121,513	73.16%
Total	40,533,491	100.00%	53,222,726	100.00%	(12,689,235)	(23.84)%

Sales of DME decreased $16,261,669, or 59.45%, to $11,090,320 for the nine months ended December 31, 2008 as compared to $27,351,989 for the nine months ended December 31, 2007. This decrease was mainly due to the continued decrease in the selling price and sales volume of DME product. At the meanwhile, the continued increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly. The Company adjusted its product structure and reduced the production volume of DME.

Divided by Regions

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	15,380,771	37.95%	17,683,138	33.22%	(2,302,367)	(13.02)%
Guangdong Province	16,184,684	39.93%	13,837,136	26.00%	2,347,548	16.97%
Hubei Province	4,026,829	9.93%	10,418,522	19.58%	(6,391,693)	(61.35)%
Anhui Province	1,686,159	4.16%	2,543,348	4.78%	(857,189)	(33.70)%
Hunan Province	175,209	0.43%	268,714	0.51%	(93,505)	(34.80)%
Hebei Province	485,284	1.20%	5,917,324	11.12%	(5,432,040)	(91.80)%
Jiangxi Province	754,473	1.86%	2,369,812	4.45%	(1,615,339)	(68.16)%
Shandong Province	1,840,082	4.54%	23,881	0.04%	1,816,201	7,605.21%
Zhejiang Province	-	-	160,851	0.30%	(160,851)	(100.00)%
Total	40,533,491	100.00%	53,222,726	100.00%	(12,689,235)	(23.84)%

The sales for the nine months ended December 31, 2008 in Guangdong Province and Shandong Province increased by 16.97% and 7,605.21%, respectively as compared to the same period last year. This was mainly attributable to the Company taking advantage of the increase in the selling price of fertilizer product in the domestic market, adjusting its product structure and enhancing its marketing efforts. The sales of Urea to these provinces increased as compared to the same period last year.

The sales for the nine months ended December 31, 2008 in other provinces decreased as compared to the same period last year. The Company made adjustments to its product structure, the sales volume of DME in these provinces decreased, and the decrease was in line with the continued increase in the price of raw materials, which resulted in higher production costs.

Cost of Goods Sold

Cost of Goods Sold (“COGS”) for the nine months ended December 31, 2008 was $40,097,429, which is 98.92% of total revenues and represents a 9.62% decrease, as compared to $44,366,458 and 83.36% of total revenues for the nine months ended December 31, 2007. This was in line with the lower sales volume offset by increased raw materials prices.

Gross Profit

For the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007:

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2007		Comparisons
Item	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	40,533,491	100.00%	53,222,726	100.00%	(12,689,235)	(23.84)%
Cost of Goods Sold	40,097,429	98.92%	44,366,458	83.36%	(4,269,029)	(9.62)%
Gross Profit	436,062	1.08%	8,856,268	16.64%	(8,420,206)	(95.08)%

Gross profit decreased $8,420,206, or 95.08%, to $436,062 for the nine months ended December 31, 2008 as compared to $8,856,268 for the nine months ended December 31, 2007. This decrease was mainly due to the continued decrease in the selling price of DME product, and the continued increase of the price of raw materials, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the production volume and the sales volume of DME decreased substantially as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $928,534 for the nine months ended December 31, 2008, an increase of $1,158, or 0.12%, as compared to $927,376 for the nine months ended December 31, 2007. This increase was mainly attributable to the sales of urea to other provinces which resulted in the increase in the selling and distribution expenses as compared to the same period last year.

The Company incurred general and administrative expenses of $1,996,928 for the nine months ended December 31, 2008, representing an increase of $203,418 or 11.34%, as compared to $1,793,510 for the nine months ended December 31, 2007. This increase was mainly due to the increase in the implementation costs of internal control and the relevant consulting fees as the Company has improved the corporate governance structure and strengthened internal controls in this reporting period as compared to the same period last year.

The Company incurred R&D expenses of $123,392 for nine months ended December 31, 2008, representing an increase of $123,392, or 100%, compared to $0 for the nine months ended December 31, 2007.

Income from Operations

Consolidated operating income for the nine months ended December 31, 2008 decreased 142.59% to a loss from operations of $2,612,792 from income from operations of $6,135,382 for the nine months ended December 31, 2007. This decrease was mainly due to the continued increase in the price of raw materials, which resulted in higher production costs. The Company made adjustments to its product structure, and the sales revenue of DME decreased as compared to the same period last year.

Income Tax

For the three months ended December 31, 2008, the Company had an income tax benefit of $195,324 due to the net operating loss which can be carried forward for five years under PRC tax law. The Company believes that it will generate sufficient profit in future years to deduct such net operating loss.

Net Income (Loss)

The Company’s net loss of $1,858,266 for the nine months ended December 31, 2008 represented a decrease of $5,931,252, or 145.62%, as compared to a net income of $4,072,986 for the nine months ended December 31, 2007. This decrease was mainly due to the following factors: (i) the continued increase in the price of raw materials resulting in higher production costs, in response to which the Company adjusted to its product structure, (ii) the continued decrease in the selling price and the sales volume of DME product which resulted in a substantial decrease in the sales revenue of DME, and (iii) the increased general and administrative expenses for the Company’s strengthened internal control in this reporting period as compared to the same period last year.

The Company’s comprehensive loss of $1,379,934 for the nine months ended December 31, 2008 represented a decrease of $6,188,105 as compared to a comprehensive income of $4,808,171 for the nine months ended December 31, 2007. This was mainly due to the following factors: (i) the continued increase in the price of raw materials resulting in higher production costs, in response to which the Company adjusted to its product structure, (ii) the continued decrease in the selling price and the sales volume of DME product which resulted in a substantial decrease in the sales revenue of DME, and (iii) the increasing general and administrative expenses for the Company’s strengthened internal controls in this reporting period as compared to the same period last year.

Earnings (loss) per share decreased from $0.32 to a loss per share of $0.15, which was due to a change from net income to net loss as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended December 31,
	2008	2007
Net cash provided by (used in)
Operating activities	$6,321,074	$4,460,517
Investing activities	(12,800,892)	(10,666,995)
Financing activities	(706,223)	12,359,518
Net change in cash and cash equivalents	(7,186,041)	6,153,040

Effect of exchange rate changes on cash and cash equivalents	144,261	410,610

Cash and cash equivalents at beginning of period	7,487,808	2,616,149

Cash and cash equivalents at end of period	$446,028	$9,179,799

Cash flows provided by operating activities during the nine months ended December 31, 2008 amounted to $6,321,074, representing an increase of $1,860,557, or 41.71% as compared with cash flows  provided in operating activities of $4,460,517 during the nine months ended December 31, 2007. The increase in cash flow from operating activities was due to the following factors: first, the increase in accounts payable of $5,281,606 during the nine months ended December 31, 2008, which represented a cash inflow increase of $5,575,972 or 1,894.23% as compared to the same period of prior year; second, the increase in prepayment for goods of $939,173, which represented a cash inflow increase of $4,358,991 or 127.46% as compared to the same period of prior year; and third, the customer deposit increasing the cash inflow by $3,915,950, or 308.17%, as compared to the nine months ended December 31, 2007.

As of December 31, 2008, the cash used in investing activities was $12,800,892, which represented an increase of $2,133,897, or 20%, as compared to $10,666,995 for the nine months ended December 31, 2007. This was mainly due to the purchases of construction in progress, and the increasing cash outflow by $7,389,699, or 123.40%, which represented the expenditure on construction of the third phase of the 600,000 tons DME facility project.

As of December 31, 2008, the cash used in financing activities was $706,223 as compared to $12,359,518 for the nine months ended December 31, 2007. This change was mainly due to an increase in the cash outflow for the repayment of short-term debt in the reporting period as compared to the same period last year.

Liquidity

The Company has a working capital deficit of $30,681,789 as of December 31, 2008, and the Company incurred net loss of $2,130,827 and $1,858,266 for the three and nine months ended December 31, 2008. The Company expects to obtain new long term bank loans from a local bank. Its major shareholder has committed to provide financing aid, if necessary. The Company believes revenue and gross profits will increase in the near term.

The Company believes that its existing internal liquidity, supported by commitment from major shareholder, and anticipated improvement in cash flows from operations should be adequate to fund normal business operations expected in the near future.

Capital Resources

As of December 31, 2008, our total assets were $58,246,834 and our total liabilities were $42,337,275. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 73%.

As of December 31, 2008, our total assets were $58,246,834 and our operating revenue for the nine months ended December 31, 2008 was $40,533,491, reflecting a total asset turnover of 0.70.

As of December 31, 2008, we had working capital deficiency of $30,681,789. This was mainly due to the increase in capital expenditure for third phase of the 600,000 tons DME project.

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

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008.

Item 1A.               Risk Factors.

Not required.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.                  Other Information.

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended December 31, 2008.

Item 6.                   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate

10.1	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*   Confidentiality treatment received for certain portions of these agreements.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Donglai Li
Donglai Li
Chief Financial Officer

DATED:  February 23, 2009

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (4)

10.1	Employment Contract, dated April 1, 2007, by and between New Oriental Energy & Chemical Corp. and Mr. Ben Wang (3)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*   Confidentiality treatment received for certain portions of these agreements.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 11, 2007.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.