Form 10-K
period 2009-03-31
New Oriental Energy & Chemical Corp.
filed 2009-06-29
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.                       Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                          Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                     Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

As of September 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,336,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2009
Common Stock, $.001 par value per share	12,640,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1.	Business.

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” or the “Company” are to the combined business of New Oriental Energy & Chemical Corp. and its wholly-owned subsidiary, Henan Jinding Chemical Co., Ltd. (“Jinding”).

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

Our primary business is the manufacture and sale of urea, a chemical used as fertilizer for crops and in certain manufacturing processes, including the manufacture of resin, plastic and medicine. In the last fiscal year, 65.65% of our revenue was generated through the sale of urea. We also produce and sell methanol. Methanol sales accounted for approximately 3.45% of our revenue in our last full fiscal year.

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

All of our products are manufactured in our factory in Xicheng Industrial Zone, Luoshan, Henan Province in the PRC. We own and operate a thermal power station with the capacity to generate 3000 kilowatt of thermal power per hour at our factory in Henan. The power station uses thermal energy that is a by-product of our chemical production operations. We use the resulting electricity in our plant. We sell all of our products inside the PRC, primarily through regional distributors with whom we have long term relationships. We have approximately 1,211 full-time employees (including 200 new employees in the training period), of which 127 employees are part of our management and 20 employees are involved in research and development. For the fiscal year ended March 31, 2009, we had gross revenue of $52,545,647 with a net loss of $3,729,007.

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

Production and Revenue

	Production (ton)	Sales (ton)	Price (RMB)		Revenue (RMB)		Price with Tax (RMB)		Price ($)	Revenue ($)
April 2008	4,172	4,133	￥	4,298	￥	17,762,923	￥	5,028	$620	$2,564,117
May 2008	2,433	2,479	￥	4,691	￥	11,629,325	￥	5,489	$677	$1,678,719
June2008	1,241	975	￥	4,903	￥	4,780,740	￥	5,736	$708	$690,110
July 2008	2,605	2,801	￥	4,441	￥	12,440,602	￥	5,018	$641	$1,795,830
Aug 2008	807	436	￥	4,530	￥	1,975,040	￥	5,119	$654	$285,101
Sept 2008	2,814	3,198	￥	4,026	￥	12,874,450	￥	4,549	$581	$1,858,455
Oct 2008	2,407	1,913	￥	3,598	￥	6,883,889	￥	4,066	$519	$993,705
Nov 2008	-	383	￥	2,561	￥	981,677	￥	2,894	$370	$141,707
Dec 2008	2,906	2,882	￥	2,594	￥	7,475,696	￥	2,931	$374	$1,079,133
Jan 2009	-	207	￥	2,469	￥	511,095	￥	2,789	$356	$73,778
Feb 2009	-	-		-		-		-	-	-
March 2009	-	-		-		-		-	-	-

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

•	It is anticipated and planned that during calendar year 2010, the Company will have the manufacturing capacity (and equipment) to produce 600,000 tons of DME per year.

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

Further Production and Improvement of Methanol

The first phase of the Company’s methanol project with 50,000 tons capacity was started in October 2003 and put into production in May 2004. The second phase of methanol project with another 50,000 tons capacity was started in August 2004 and put into production in May 2005. The third phase of methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around December 2009. The project will be entering the debugging stage at the first quarter of calendar year 2010 after the completion of the foundational construction and we expect to see the production being ramped up during the first quarter of calendar year 2010.

Further Production and Improvement of Synthesized Ammonia

The Company’s 60,000 tons/year project for synthetic (liquefied) ammonia was completed and put into production in November 2005. This brings the Company’s capacity to 150,000 tons/year.

In addition, by the first quarter of calendar year 2010 the Company plans to expand its overall production scale and engage in a 200,000 ton coal-based gas-methanol production project, a 600,000 ton DME production project, a 300,000 ton bio-diesel production project, a 300,000 ton ammonia ash-agglomerating fluidized-bed coal gasification production project, and a railway goods warehouse project with a storage capacity of one million tons. The Company is striving to convert itself into a large-scale, comprehensive new energy and chemical fertilizer corporation.

Research and Development Costs

With respect to the Company’s research and development activities, in the fiscal year ended March 31, 2005, the Company spent an aggregate amount of $160,000. In the fiscal year ended March 31, 2006, the Company spent an aggregate amount of $210,000. In the fiscal year ended March 31, 2007, the Company spent an aggregate amount of $350,139. In the fiscal year ended March 31, 2008, the Company spent an aggregate amount of $75,961. In the fiscal year ended March 31, 2009, the Company spent an aggregate amount of $141,029.

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

Our Company has entered into written contracts with several suppliers and vendors. The Company’s three key suppliers are as follows:

•	Boai county Coal Transport and Sales Department ;

•	Qingyang Desheng Coal Limited; and

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

For the fiscal-years ended March 31, 2009 and March 31, 2008, distribution for urea through our largest distributors accounted for approximately 21% and 20% of our total annual sales, respectively, distribution for ammonium bicarbonate through our three largest customers accounted for approximately 2% and 1% of our total annual sales and in the fiscal-years ended March 31, 2009 and March 31, 2008, distribution for DME accounted for 62% and 48% of our total annual sales, respectively.

Our largest distributors are:

Product	Top Distributors
Urea CO(NH 2 ) 2	(1) Sinochem Fertilizer Co., Ltd., Guangdong Branch
(2) Shantou Supply & Marketing Co-operative Enterprises Group Co.
(3) Luoshan Farming Material Co.
(4) Guangdong Province Materials Import and Export Co.
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

The Company currently has the capacity to produce 60,000 tons of ammonium bicarbonate per year. During the fiscal year ended March 31, 2009, the Company produced 40,778 tons of ammonium bicarbonate, which was a part of the Fertilizer production. The sale of ammonium bicarbonate represented 5.4% of the Company’s revenue for fiscal year 2007 and 3.4% for fiscal year 2008, and 4.4% for fiscal year 2009. The Company’s major customers are all within the PRC. The Company’s main competitors are the Asia New Energy Holding Limited (Former Shiji Jinyuan Group) the Lantian Group and Zhu Ma Dian Jun Ma Group.

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

The Costs and Effects of Compliance with Environmental Laws

The Company’s Methanol and DME projects have been tested for its environmental effect and the results are very positive. These projects had obtained licenses from the Henan province regarding waste water and exhaust gas production. In the fiscal year ended March 31, 2008, the Company incurred costs of $300,000 (RMB 2 million) in complying with China’s environmental laws, and the compliance costs incurred by the Company during the fiscal year ended March 31, 2009 were approximately $1,000,000 (RMB 7 million). At this time, the Company’s entire project regarding waste water and exhaust gas production has been fully completed. In October 2006, the Company was certified by International Environmental Management System ISO-1400 standard.

Employees

As of March 31, 2009, the Company has approximately 1,211 full-time employees, 127 of whom are part of the Company’s management, and 20 of whom are directly involved in the research and development department. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

Additional Information

We are obligated to file periodic, quarterly and annual reports with the Securities and Exchange Commission (“SEC”) pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A.	Risk Factors.

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

The Company’s sale of urea constituted more than approximately 65.65% and 45.37% of its total sales in the fiscal years ended March 31, 2009 and 2008, respectively. A disruption in, or compromise of, our manufacturing or sales operations, or distribution channels, relating to the sale of urea could have a material adverse effect on our financial condition and results of operations.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any problems with respect to our products in the future. We do not currently carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims. We currently carry insurance policies which are customary for enterprises in China providing for property coverage of $12,726,927 transport vehicles of $217,589, and workers’ medical and accident coverage of $82,562. There are no special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant.

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

We place substantial reliance upon the efforts and abilities of our executive officers, Messrs. Zhou Dianchang , Wang Gui Quan, Li Dong Lai, Wu Peng and Wang Xiang Fu. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key man life insurance on the lives of these individuals.

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

Our auditors have qualified the Company as a “Going Concern” in the audit opinion.

The Company received a report from its independent registered public accounting firm for the year ended March 31, 2009, containing an explanatory paragraph stating that the Company's net loss for the year and working capital deficit raise substantial doubt about the Company's ability to continue as a going concern.

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

The stock market, in general, and the market price for shares of pharmaceutical companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the pharmaceutical and related industries have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	the results of preclinical studies and clinical trials by us or by our competitors;

•	concern as to, or other evidence of, the safety or efficacy of our proposed products or our competitors’ products;

•	announcements of technological innovations or new products by us or our competitors;

•	developments concerning our proprietary rights or our competitors’ rights (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	market conditions for life science stocks in general;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	market conditions of securities traded on the NASDAQ Stock Market;

•	investor perceptions of us and the medical device industry generally; and

•	general economic and other national conditions.

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

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The annual assessment of our internal controls over financial reporting by our management applies to our financial reporting for the fiscal year ended March 31, 2009. The rules regarding the attestation of our assessment by our independent registered public accountants will apply to our financial reporting for the fiscal year ending March 31, 2010. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Our office in Henan, China is located at Xicheng Industrial Zone, Luoshan, Xinyang, Henan, PRC. This office consists of approximately 342,142 square meters. The land use agreement has a 50-year term which expires on January 15, 2055.

For the year ended March 31, 2009, the Company incurred $14,881,798 in construction-in-progress costs, which are primarily attributable to the construction of the third phase of Methanol project (200,000 Tons/Year). All these development projects are on the Company’s Henan property.

On August 15, 2006, the Company put in use the 100,000 Ton/Year DME project. This is the 3rd DME project on top of its original 50,000 Ton/Year capacity. With total investment of RMB 80 million (approximately $10 million), this project will leverage advanced technique of a catalytic dehydration methanol process to produce DME.

The third phase of Methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around the first quarter of calendar year 2010. The project will be entering the debugging stage at the first quarter of calendar year 2010 after the completion of the foundational construction; we expect to see the production be ramped up at the first quarter of calendar year 2010.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending and expected to be announced in June or July 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on March 24, 2009. At the Annual Meeting, each of the Company’s 7 Director nominees was elected to serve on the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors are elected and qualified, or until their earlier death, resignation or removal. The voting results are as follows:

Nominated Person	Votes For	Votes Abstained	Votes Against

Chen Si Qiang	11,339,099	110,087	0

Wang Gui Quan	11,340,507	108,679	0

Zhou Dian Chang	11,339,099	110,087	0

Howard S. Barth	11,341,307	107,879	0

Yan Shi	11,340,507	108,679	0

Qi Lei	11,340,307	108,879	0

Xiaokai Cao	11,339,099	110,087	0

No other person received any votes.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of our common stock are currently traded on the NASDAQ Global Market under the trading symbol “NOEC”. Our shares of common stock were traded on the OTC Bulletin Board until November 2006 under the trading symbol “SPSI.OB” at which point the Company changed its name from Sports Source, Inc. to New Oriental Energy & Chemical Corp. and its trading symbol to “NOEC.OB”. In May of 2007 the Company received approval to list its shares on the NASDAQ Capital Market and began trading under the symbol “NOEC”. On March 6, 2008, NASDAQ Stock Market approved our application to upgrade our listing from the NASDAQ National Market to the NASDAQ Global Market.

Holders

As of June 22, 2009, we had approximately 1,650 holders of record of our common stock, and our common stock had a closing bid price of $1.46 per share.

The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years:

Fiscal Year Ended	Common Stock
	High	Low
March 31, 2009
First Quarter	$7.40	$4.65
Second Quarter	$5.39	$2.29
Third Quarter	$2.54	$0.76
Fourth Quarter	$1.30	$0.47

March 31, 2008
First Quarter	$6.24	$3.50
Second Quarter	$8.25	$2.93
Third Quarter	$10.10	$4.20
Fourth Quarter	$8.59	$4.26

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended March 31, 2009, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Our Company engages in the business of manufacturing and selling urea, liquefied ammonium, methanol, ammonium bicarbonate, dimethyl ether (“DME”) products. The Company’s products are primarily marketed and sold in the PRC.

Our Company currently has the capacity to produce 150,000 tons of ammonia per year, 150,000 tons of DME per year, 150,000 tons of urea per year, 60,000 tons of ammonium bicarbonate per year and 100,000 tons of methanol per year. During the second quarter of fiscal year ended March 31, 2009, we expanded the Company’s annual DME capacity to 150,000 ton per year. For the year end of March 31, 2009, the Company’s total revenues were $52,545,647.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2009 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning April 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree ; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” ("EITF 07-05"). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company do not expect the adoption of EITF 07-05 will have a material impact on results of operations, financial position, or cash flows.

KNOWN TRENDS OR UNCERTAINTIES

The fertilizer production segment is the traditional business of the Company. The market for this segment is stable and rigid. China is one of the largest agricultural producing countries, so the demand for such products are strong. We believe the market demands for the alternative energy products segment, which includes Methanol and DME, will continually increase. We will focus our efforts on fertilizer production, but there will not be any significant expansion plan in the near future. We have put more effort in alternative energy production by building a new 200,000 tons/year methanol production line, which is expected to be completed by the first quarter of calendar year 2010.

All the Company’s current products are manufactured using coal as the raw material. As the market price of feed coal has shown a significant increasing trend, production costs have increased as well. The selling prices of some of our fertilizer products have increased correspondingly. For example, the current market selling price for Urea is about 1,700 RMB/Ton. Recently, the National Development and Reform Committee of People’s Republic of China have announced to increase the price for refined oil and electricity. This might stimulate further growth in such a trend of increasing prices.

CAPITAL EXPENDITURES

Capital expenditures are mainly related to the on-going project of 200,000 tons/year Methanol, which is expected to be completed around the first quarter of calendar year 2010. The funding for those projects mainly comes from bank debt.

OFF BALANCE-SHEET FINANCING ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements.

RESULTS OF OPERATION

Our operating results are presented on a consolidated basis for the year ended March 31, 2009, as compared to the year ended March 31, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income (loss) for the 12 months ended March 31, 2009 and 2008.

	The year Ended March 31, 2009		The year Ended March 31, 2008		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in
Item	US $	(%)	US $	(%)	US $	Percentage (%)

Revenues	52,545,647	100.00%	67,832,920	100.00%	(15,287,273)	(22.54)%
Cost of Goods Sold	54,038,734	102.84%	56,978,425	84.00%	(2,939,691)	(5.16)%
Gross (loss) profit	(1,493,087)	(2.84)%	10,854,495	16.00%	(12,347,582)	(113.76)%
General & administrative	2,626,115	5.00%	3,088,184	4.55%	(462,069)	(14.96)%
Selling and distribution	1,147,596	2.18%	1,171,737	1.73%	(24,141)	(2.06)%
Research and development	141,029	0.27%	75,961	0.11%	65,068	85.66%
(Loss) income from operations	(5,407,827)	(10.29)%	6,518,613	9.61%	(11,926,440)	(182.96)%
Interest expense, net	(1,095,716)	(2.09)%	(516,032)	(0.76)%	(579,684)	112.33%
Government grants	1,437,748	2.74%	85,405	0.13%	1,352,343	1583.45%
Other (expenses) income, net	(98,206)	(0.19)%	(115,016)	(0.17)%	16,810	(14.62)%
(Loss) income before tax	(5,164,001)	(9.83)%	5,972,970	8.81%	(11,136,971)	(186.46)%
Income tax benefit (expense)	1,434,994	2.73%	(1,932,695)	(2.85)%	3,367,689	(174.25)%
(Loss) income from continuing operations	(3,729,007)	(7.10)%	4,040,275	5.96%	(7,769,282)	(192.30)%
Income from discontinued operation	-	-	1,760	0.00%	(1,760)	(100.00)%
Gain from disposition of discontinued operation	-	-	20,906	0.03%	(20,906)	(100.00)%
Net (loss) income	(3,729,007)	(7.10)%	4,062,941	5.99%	(7,791,948)	(191.78)%
Foreign currency translation gain	457,781	0.87%	1,618,430	2.39%	(1,160,649)	(71.71)%
Other comprehensive income	457,781	0.87%	1,618,430	2.39%	(1,160,649)	(71.71)%
Comprehensive (loss) income	(3,271,226)	(6.23)%	5,681,371	8.38%	(8,952,597)	(157.58)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net (loss) income per share, basic and diluted	(0.30)		0.32		(0.62)	(191.78)%

REVENUE

The Company’s consolidated revenue for the year ended March 31, 2009 was $52,545,647, which represented a decrease of 22.54% from the same period in the prior year. This decrease was mainly due to the decrease in the selling price and sales volume of DME product and the increase of the price of raw materials, which resulted in higher production costs. As a result, the gross profit of DME decreased accordingly. The Company adjusted its product structure and reduced the production volume of DME.

	2009		2008		Comparisons
Products	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	34,490,637	65.65%	30,774,271	45.37%	3,716,366	12.08%
Ammonium bicarbonate	3,716,301	7.07%	2,320,609	3.42%	1,395,692	60.14%
Methanol	1,813,959	3.45%	417,180	0.62%	1,396,779	334.81%
Liquefied Ammonia	972,655	1.85%	1,468,603	2.17%	(495,948)	(33.77)%
DME	11,160,655	21.24%	32,626,266	48.10%	(21,465,611)	(65.79)%
Ammonia Water	391,440	0.74%	225,991	0.33%	165,449	73.21%
Total	52,545,647	100.00%	67,832,920	100.00%	(15,287,273)	(22.54)%

The sales of Urea increased 12.08% to $34,490,637 for the year ended March 31, 2009 from $30,774,271 for the year ended March 31, 2008. This increase was mainly due to the increase in the selling price of Urea as compared to the same period of last year.

The revenue generated from Ammonium Bicarbonate increased 60.14% to $3,716,301 for the year ended March 31, 2009 from $2,320,609 for the year ended March 31, 2008. This increase was mainly due to the increase in sales volume and the selling price of Ammonium Bicarbonate as compared to the same period of last year.

The sales of Methanol increased 334.81% to $1,813,959 for the year ended March 31, 2009 from $417,180 for the year ended March 31, 2008. This increase was mainly due to the increase in sales volume of Methanol as compared to the same period of last year.

The revenue contribution from Liquefied Ammonia decreased 33.77% to $972,655 for the year ended March 31, 2009 from $1,468,603 for the year ended March 31, 2008. The Liquefied Ammonia is an intermediate product created during the synthetic ammonia production process and can be sold directly as finished product. Normally, Liquefied Ammonia is converted to Urea which results in a higher return for the Company. Therefore, we only sell Liquefied Ammonia to external buyers when: i) the Urea production line was unable to fully convert the Liquefied Ammonia (such as failure of the production line); or ii) the selling price of Liquefied Ammonia is relatively high due to market conditions.

The sales of DME decreased 65.79% to $11,160,655 for the year ended March 31, 2009 from $32,626,266 for the year ended March 31, 2008. This decrease was mainly due to the decrease in the selling price and sales volume of DME product. Additionally, the increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly. The Company adjusted its product structure and reduced the production volume of DME.

The sales of Ammonia Water increased 73.21% to $391,440 for the year ended March 31, 2009 from $225,991 for the year ended March 31, 2008. Ammonia Water is a by product created during the synthetic ammonia production process. During the year, we improved our technology and organized production more scientifically to enhance the recycle rate of Ammonia Water, which has resulted in higher output and sales of Ammonia Water. The increase of Ammonia Water output not only could increase income, but also could reduce environmental pollution.

The following is a breakdown of our revenues geographically:

	2009		2008		Comparisons
Provinces	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	19,284,127	36.71%	23,858,024	35.17%	(4,573,897)	(19.17)%
Guangdong Province	21,892,372	41.66%	16,382,947	24.15%	5,509,425	33.63%
Anhui Province	3,038,519	5.78%	3,553,826	5.24%	(515,307)	(14.50)%
Hubei Province	4,672,991	8.89%	13,857,085	20.43%	(9,184,094)	(66.28)%
Hunan Province	250,896	0.48%	276,842	0.41%	(25,946)	(9.37)%
Guangxi Province	-	-	322,413	0.48%	(322,413)	(100.00)%
Jiangxi Province	1,053,286	2.00%	2,569,424	3.79%	(1,516,138)	(59.01)%
Zhe Jiang Province	-	—	179,288	0.26%	(179,288)	(100.00)%
Shan Dong Province	1,855,865	3.53%	24,604	0.04%	1,831,261	7442.94%
Hebei Province	497,591	0.95%	6,796,978	10.02%	(6,299,387)	(92.68)%
Fujian Province	-	-	11,489	0.02%	(11,489)	(100.00)%
Total	52,545,647	100.00%	67,832,920	100.00%	(15,287,273)	(22.54)%

For the year ended March 31, 2009, sales in Guangdong Province and Shandong Province increased by 33.63% and 7,442.94%, respectively, as compared to the same period last year. This was mainly attributable to the Company taking advantage of the increase in the selling price of fertilizer product in the domestic market, adjusting its product structure and enhancing its marketing efforts. The sales of Urea to these provinces increased as compared to the same period last year.

The sales for the year ended March 31, 2009 in other provinces decreased as compared to the same period last year. The Company made adjustments to its product structure, the sales volume of DME in these provinces decreased, and the decrease was in line with the increase in the price of raw materials, which resulted in higher production costs.

Top 5 Customers:

		% of Total Revenue
Customer Name	Sales	Fiscal Year Ended March 31, 2009	Fiscal Year Ended March 31, 2008
1. Sinofert Co., Ltd	32% Urea	20.89%	19.81%
2. Shan Tou Supply and Marketing Cooperatives Group	17% Urea	11.46%	4.30%
3. Xinyang Chen Dongsheng	34% DME	7.20%	7.79%
4. Guangdong Province Materials Import and Export Co., Ltd	11% Urea	6.98%	-
5. Yang Xin Yong Chang Fuel Co., Ltd.	14% DME	2.96%	-

Urea was mainly sold to customers 1, 2 and 4, which accounted for 60% of the total sales of Urea. We expect this trend to continue for the foreseeable future. DME was sold to customers 3 and 5, which accounted for 48% of the total sales of DME. We expect this trend will continue for the foreseeable future.

COST OF GOODS SOLD (COGS)

COGS for the year ended March 31, 2009 was $54,038,734 which is 102.84%% of total revenues and represents a 5.16% decrease as compared to $56,978,425 and 84% of total revenues for the year ended March 31, 2008. This was in line with the lower sales volume offset by increased raw materials prices.

China has significant coal resources, and while the price of coal has been at elevated levels compared to historical norms, management believes that a consolidation is in order, which should reduce prices and benefit the Company going forward. Initially it was not feasible to include the sifted fine-coal derived from lump-coal directly in the chemical process, so it was utilized together with other fine-coal purchased from other suppliers only as a heating and burning resource due to fine-coal having a market price 25% less than lump-coal. With the launch of the “coal-stick” line last year, which utilized fine-coal in a new stick-shaped product, and the launch of differential-pressure dynamos in fiscal year 2009, our management team is confident that production costs will be reduced next year.

COGS sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

GROSS PROFIT

For the fiscal years ended March 31, 2009 and 2008, the relevant portions of the statements of income (loss) are presented below:

	2009		2008		Comparisons
Item	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	52,545,647	100.00%	67,832,920	100.00%	(15,287,273)	(22.54)%
Cost of Goods Sold	54,038,734	102.84%	56,978,425	84.00%	(2,939,691)	(5.16)%
Gross (Loss) Profit	(1,493,087)	(2.84)%	10,854,495	16.00%	(12,347,582)	(113.76)%

Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventorial costs and all other costs incident to or necessary for the production of our products.

The Company’s gross profit decreased by $12,347,582, or 113.76%, to $(1,493,087) for the year ended March 31, 2009 as compared to $10,854,495 for the year ended March 31, 2008. This decrease was mainly due to the decrease in the selling price of DME product, and the increase of the price of raw materials, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the production volume and the sales volume of DME decreased substantially as compared to the same period last year.

OPERATING (LOSS) INCOME

The Company’s consolidated operating (loss) income for the year ended March 31, 2009 decreased 182.96% to a loss of $(5,407,827), from income of $6,518,613 reported for the year ended March 31, 2008. This decrease was mainly due to the decrease in the selling price of DME product, and the increase of the price of raw materials, which resulted in higher production costs.

OPERATING EXPENSES

Selling and distribution expenses

The Company incurred selling and distribution expenses of $1,147,596 for the year ended March 31, 2009, a decrease of $24,141, or 2.06%, as compared to $1,171,737 for the year ended March 31, 2008. This decrease was mainly attributable to the decrease in sales of urea to other provinces, which resulted in the decrease in the selling and distribution expenses as compared to the same period last year.

General and administrative expenses

The Company incurred general and administrative expenses of $2,626,115 for the year ended March 31, 2009, representing a decrease of $462,069 or 14.96%, as compared to $3,088,184 for the year ended March 31, 2008. This decrease was mainly due to the decrease in the implementation costs of internal control and the relevant consulting fees as the Company has improved the corporate governance structure and strengthened internal controls in this reporting period as compared to the same period last year.

Research and development

The Company incurred R&D expenses of $141,029 for the year ended March 31, 2009, representing an increase of $65,068, or 85.66%, compared to $75,961 for the year ended March 31, 2008.

INTEREST EXPENSE, NET

Interest expense for the fiscal year ended March 31, 2009 was $1,095,716, which represents a 112.33% increase from $516,032 for the prior fiscal year. The increase was the result of the increase scale of operation, which has led to the growing demand for financing; therefore the cost of financing increased correspondingly.

GOVERNMENT GRANTS

Government grants represent grants received from the PRC Government to assist the Company’s environment protection. This amount is recognized when the proceeds are received or collectible.

During the fiscal years ended March 31, 2009 and 2008, grants amounting to $1,437,748 and $85,405 were received from Henan provincial bureau of finance, respectively. This grant money is used to support the Company’s environmental protection program. This subsidy is allocated according to the progress of the project.

OTHER EXPENSES, NET

Other expenses for the fiscal year ended March 31, 2009 were $98,206, which represents a 14.62% decrease from $115,016 for the year ended March 31, 2008.

INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law (the “new CIT Law”), which became effective on January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company beginning January 1, 2008 is 25%, replacing the previously applicable tax rate of 33%.

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate, varying from 25% to 33% percent to income before income taxes) as follows:

	2009	2008

Computed “expected” benefit (expense)	$1,291,000	$(1,971,080)
Effect of tax rate change	-	(101,242)
Permanent differences	143,994	139,627

Income tax benefit (expense)	$1,434,994	$(1,932,695)

For the year ended March 31, 2009, the Company had an income tax benefit of $1,434,994 mainly due to the net operating loss which can be carried forward for five years under PRC tax law. The Company believes that it will generate sufficient profit in future years to deduct such net operating loss.

NET INCOME (LOSS)

The Company’s net loss of $3,729,007 for the year ended March 31, 2009 represented a decrease of $7,791,948, or 191.78%, as compared to a net income of $4,062,941 for the year ended March 31, 2008. This decrease was mainly due to the following factors: (i) the increase in the price of raw materials resulting in higher production costs, in response to which the Company adjusted its product structure, and (ii) the decrease in the selling price and the sales volume of DME product, which resulted in a substantial decrease in the sales revenue of DME.

Earnings (loss) per share decreased from $0.32 earnings per share to $0.30 loss per share, which was due to a change from net income to net loss as compared to the same period last year.

RESULTS BY SEGMENT

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Ammonium Bicarbonate, Liquefied Ammonia and Ammonia Water.

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether (“DME”).

Fuel Segment

DME

	For the Years Ended March 31,
	2009	2008
Revenues	$11,160,655	$32,626,266
COGS	$11,472,683	$27,439,177
Gross (loss) profit	$(312,028)	$5,187,089
Gross (loss) profit %	(2.80)%	15.90%

DME revenues decreased by $21,465,611 for the fiscal year ended March 31, 2009 as compared to 2008. This decrease was mainly due to the decrease in the selling price and sales volume of DME product.

COGS decreased by $15,966,494 for the fiscal year ended March 31, 2009 as compared to 2008. This reflects the decrease in sales volume of DME, resulting in a corresponding decrease in COGS.

Gross profit decreased by $5,499,117 for the fiscal year ended March 31, 2009 as compared to 2008. Gross profit as a percentage of revenues decreased from 15.90% to (2.80) %. This decrease was mainly due to the decrease in the selling price and sales volume of DME product. At the meanwhile, the increase of the price of raw materials resulted in higher production costs. As a result, the gross profit of DME decreased accordingly.

Methanol

	For the Years Ended March 31,
	2009	2008
Revenues	$1,813,959	$417,180
COGS	$2,541,367	$309,292
Gross (loss) profit	$(727,408)	$107,888
Gross (loss) profit %	(40.10)%	25.86%

Methanol revenues increased by $1,396,779 for the fiscal year ended March 31, 2009 as compared to 2008. This increase was mainly due to the increase in sales volume of Methanol product as compared to the same period last year.

COGS increased by $2,232,075 for the fiscal year ended March 31, 2009 as compared to 2008, which is in line with the increase in sales.

Gross (loss) profit decreased by $835,296 for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Gross profit as a percentage of revenues decreased from 25.86% to (40.10)%. This decrease was mainly due to the decrease in the selling price of Methanol product and the increase of the price of raw materials, which resulted in higher production costs.

Fertilizer Segment

Urea

	For the Years Ended March 31,
	2009	2008
Revenues	$34,490,637	$30,774,271
COGS	$34,353,676	$25,257,671
Gross profit	$136,961	$5,516,600
Gross profit %	0.40%	17.93%

Urea revenues increased by $3,716,366 for the fiscal year ended March 31, 2009 as compared to 2008. This increase is attributable to the increase in the selling price of Urea as compared to the same period last year.

COGS increased by $9,096,005 for the fiscal year ended March 31, 2009 as compared to 2008. This increase was mainly due to the increase of the price of raw materials, which resulted in higher production costs.

Gross profit decreased by $5,379,639 for the fiscal year ended March 31, 2009 as compared to 2008. Gross profit as a percentage of revenues decreased from 17.93% to 0.40%. This decrease is due to the increase of the price of raw materials, which resulted in higher production costs.

Ammonium Bicarbonate

	For the Years Ended March 31,
	2009	2008
Revenues	$3,716,301	$2,320,609
COGS	$3,983,331	$2,327,743
Gross loss	$(267,030)	$(7,134)
Gross loss %	(7.19)%	(0.31)%

Ammonium Bicarbonate revenues increased by $1,395,692 for the fiscal year ended March 31, 2009 as compared to 2008. This increase was mainly due to the increase in the sales volume of product as compared to the same period last year.

COGS increased by $1,655,588 for the fiscal year ended March 31, 2009 as compared to 2008, which is in line with the increase in sales.

Gross loss increased by $(259,896) for the fiscal year ended March 31, 2009 as compared to 2008. Gross loss as a percentage of revenues increased from (0.31%) to (7.19%). The increase of gross loss is attributable to the increase of the price of raw materials, which resulted in higher production costs.

Liquefied Ammonia

	For the Years Ended March 31,
	2009	2008
Revenues	$972,655	$1,468,603
COGS	$1,230,332	$1,434,359
Gross (loss) profit	$(257,677)	$34,244
Gross (loss) profit %	(26.49)%	2.33%

Liquefied Ammonia revenues decreased by $495,948 for the fiscal year ended March 31, 2009 as compared to 2008. This reflected the decrease of the quantity of sales.

COGS decreased by $204,027 for the fiscal year ended March 31, 2009 as compared to 2008, which is in line with the sales decrease.

Gross profit decreased by $291,921 for the fiscal year ended March 31, 2009 as compared to 2008. Gross profit as a percentage of revenues decreased from 2.33% to (26.49) %. The Liquefied Ammonia is an intermediate product created during the synthetic ammonia production process and can be sold directly as finished product. Normally, Liquefied Ammonia is converted to Urea which results in a higher return for the Company. Therefore, we only sell Liquefied Ammonia to external buyers when: i) the Urea production line was unable to fully convert the Liquefied Ammonia (such as failure of the production line); or ii) the selling price of Liquefied Ammonia is relatively high due to market conditions.

Ammonia Water

	For the Years Ended March 31,
	2009	2008
Revenues	$391,440	$225,991
COGS	$457,345	$210,183
Gross (loss) profit	$(65,905)	$15,808
Gross profit %	(16.84)%	6.99%

Ammonia Water revenues increased by $165,449 for the fiscal year ended March 31, 2009 as compared to 2008. This is mainly due to the increase in sales volume.

COGS increased by $247,162 for the fiscal year ended March 31, 2009 as compared to 2008, which is in line with the increase in sales.

Gross profit decreased by $81,713 for the fiscal year ended March 31, 2009 as compared to 2008. Gross profit as a percentage of revenues decreased from 6.99% to (16.84)%. The decrease of gross profit is attributable to the increase of the price of raw materials, which resulted in higher production costs. Ammonia Water is a by-product created during the synthetic ammonia production process.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	2009	2008
Net cash provided by (used in)
Operating activities	$5,207,899	$6,549,448
Investing activities	(15,526,229)	(13,305,135)
Financing activities	3,244,955	10,918,691
Net change in cash and cash equivalents	(7,073,375)	4,163,004

Effect of exchange rate changes on cash and cash equivalents	(3,563)	708,655

Cash and cash equivalents at beginning of year	7,487,808	2,616,149

Cash and cash equivalents at end of year	$410,870	$7,487,808

Cash flows provided by operating activities during the year ended March 31, 2009 amounted to $5,207,899, representing a decrease of $1,341,549, or 20.48% as compared with cash flows provided in operating activities of $6,549,448 during the year ended March 31, 2008. The decrease in cash flow from operating activities was primarily due to the decrease of our income from operations from income of $6,518,613 to a loss of $5,407,827 offset by the increase in accounts payable by $8,040,536.

As of March 31, 2009, the cash used in investing activities was $15,526,229, which represented an increase of $2,221,094, or 16.69%, as compared to $13,305,135 for the year ended March 31, 2008. This was mainly due to allocation to construction in progress and the increasing cash outflow by $2,843,124, or 23.62%, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of March 31, 2009, the cash provided by financing activities was $3,244,955, which represented a decrease of $7,673,736, or 70.28%, as compared to $10,918,691 for the year ended March 31, 2008. This change was mainly due to an increase in the cash outflow for the repayment of short-term debt in the reporting period as compared to the same period last year.

Liquidity

The Company has a working capital deficit of $31,976,507 as of March 31, 2009, and the Company incurred a net loss of $3,729,007 for the year ended March 31, 2009. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the fiscal year ending March 31, 2010.

The Company expects to obtain new long term bank loans from a local bank. Our major shareholder has represented to extend the due dates of loans to the Company. Our major shareholder has also committed to provide financing aid, if necessary. The Company believes revenue and gross profits will increase in the near term.

On May 13, 2009, the Company obtained a short-term line of credit for RMB 30 million (approximately $4.389 million) with an interest rate of 5.31% per annum from Guangdong Development Bank, which is due on May 12, 2010. The land use rights of $1,646,286 are pledged as collateral for the short-term line of credit. The line of credit was fully utilized in May 2009.

Capital Resources

As of March 31, 2009, our total assets were $58,164,760 and our total liabilities were $44,146,493. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.76.

As of March 31, 2009, our total assets were $58,164,760 and our operating revenue was $52,545,647 reflecting a total asset turnover of 0.90.

As of March 31, 2009, we had a working capital deficiency of $31,976,507. This was mainly due to the increase in capital expenditure for third phase of the 600,000 ton DME project.

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

As of March 31, 2009, the Company incurred $14,881,798 in construction-in-progress costs, which are primarily attributable to the construction of the third phase of Methanol project (200,000 Ton/Year).

All these development projects are on the Company’s Henan property.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-2 through F-21 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Based upon its evaluation, our management has concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making its assessment, management used the criteria described in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Beginning with the fiscal year ending March 31, 2010, Section 404 of the Sarbanes-Oxley Act will require us to provide with our annual report on Form 10-K an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

As of March 31, 2009, set forth below are the names of our directors and executive officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five years.

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

Li Dong Lai	43	Chief Financial Officer
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

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based on a review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year ended March 31, 2009.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended March 31, 2009, the executive officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis. There were no transactions that were not reported timely.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by us during the years ended March 31, 2009, 2008 and 2007 to our executive officers who served during the fiscal year ended March 31, 2009. No executive officers who served during the most recently completed fiscal year have been omitted from the table.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Chen Si Qiang CEO	2009	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
	2008	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
	2007	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
Wang Gui Quan President	2009	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
	2008	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
	2007	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
Zhou Dian Chang (1)	2009	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
	2008	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
	2007	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
Li Dong Lai CFO (2)	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2007	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Wu Peng Vice President	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2007	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Wang Xiang Fu Vice President	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2007	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Ben Wang Former CFO (3)	2009	50,000	N/A	N/A	N/A	N/A	N/A	N/A	50,000
	2008	61,550	N/A	N/A	N/A	N/A	N/A	N/A	61,550
	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

 (1) Mr. Zhou received compensation with respect to his position as Chairman of Jinding.

 (2) Mr. Li was appointed as Chief Financial Officer of the Company, effective February 9, 2009.

 (3) Mr. Wang resigned from his position as Chief Financial Officer of the Company, effective February 7, 2009.

 As of March 31, 2009, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did the Company have any “Post-Employment Payments” to report.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2009 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock(4)
Common	Auto Chance International Limited	7,500,000	59.34%
Common	Chen Si Qiang (5)	7,500,000	(6)

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 29, 2009, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on June 29, 2009 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2009 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Chen Si Qiang, Chairman and CEO (5)	7,500,000	(6)
Common	Wang Gui Quan, Director and President	-0-	-0-
Common	Zhou Dian Chang, Director	-0-	-0-
Common	Howard S. Barth, Director	-0-	-0-
Common	Yan Shi, Director	-0-	-0-
Common	Qi Lei, Director	-0-	-0-
Common	Xiaokai Cao, Director	-0-	-0-
Common	Li Dong Lai, Chief Financial Officer	-0-	-0-
Common	Wu Peng, Director	-0-	-0-
Common	Wang Xiang Fu, Vice President	-0-	-0-
Common	All Directors and Officers as a Group (10 persons)	7,500,000	59.34%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 29, 2009, there were 12,640,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,640,000 shares of our common stock outstanding on June 29, 2009 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended March 31, 2009, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1.  Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the year ended March 31, 2009, Huaiyang Desheng purchased $29,941 of raw materials from Henan Jinding, and sold $61,633 of finished goods to Henan Jinding. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

2.  Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. As of March 31, 2009, the outstanding principal of the advances made by Xinyang Hong Chang Pipeline Gas Co., Ltd. to the Company was $4,973,742. The amount is unsecured. Included in the $4,973,742 is (i) $877,719, which has an interest rate of 8.748% per annum and is due on June 30, 2009, (ii) $2,048,011, which has an interest rate of 8.748% per annum and is due on August 8, 2009, and (iii) $731,433, which has an interest rate of 15% per annum and is due on September 25, 2009. The interest expense for the years ended March 31, 2009 and 2008 is $308,495 and $101,791, respectively. Of the $308,495 of interest expense, $252,559 was capitalized interest in construction in progress, since the amount was used for construction. The remaining balance of $1,316,579 is unsecured, interest free, and has no fixed repayment terms. Xinyang Hong Chang Pipeline Gas Co., Ltd. represented to the Company that the due dates of the loans will be extended.

3.  Long Triumph Investments Limited is a former shareholder of the Company. As of March 31, 2009, the outstanding principal of advances made by Long Triumph Investments Limited to the Company was $1,344,328. The amount is unsecured, interest free, and has no fixed repayment terms. Long Triumph Investments Limited presented to the Company that the due date of the amount will be extended.

4.  Chen Siqiang is the chairman of the board and chief executive officer of the Company. As of March 31, 2009, the outstanding principal of advances made by Chen Siqiang to the Company was $1,024,006. The amount is unsecured and has an interest rate of 9.6% per annum. Included in the $1,024,006 is $731,433, which is due on February 3, 2010. The balance of $292,573 is due on November 21, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $93,309 and $10,303, was capitalized in construction in progress, since the amount was used for construction. Chen Siqiang presented to the Company that the due date of the amount will be extended.

5.  Wang Guiquan is the president and director of the Company. As of March 31, 2009, the outstanding principal of advances made by Wang Guiquan to the Company was $131,658. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 18, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $11,883 and $0, was capitalized interest in construction in progress, since the amount was used for construction. Wang Guiquan presented to the Company that the due date of the amount will be extended.

6.  Zhou Dianchang is a director of the Company. As of March 31, 2009, the outstanding principal of advances made by Zhou Dianchang to the Company was $73,143. The amount is unsecured, has an interest rate of 9.6% per annum and is due October 18, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $6,602 and $0, was capitalized in construction in progress, since the amount was used for construction. Zhou Dianchang presented to the Company that the due date of the amount will be extended.

7.  Mai Xiaofu is a director of the Company. As of March 31, 2009, the outstanding principal of advances made by Mai Xiaofu to the Company was $146,287. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $13,819 and $0, was capitalized in construction in progress, since the amount was used for construction. Mai Xiaofu presented to the Company that the due date of the amount will be extended.

8.  Yu Zhiyang is a significant shareholder of the Company. As of March 31, 2009, the outstanding principal of advances made by Yu Zhiyang to the Company was $43,886. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $4,146 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10. Yu Zhiyang presented to the Company that the due date of the amount will be extended.

9.  Yang Hongtao is a significant shareholder of the Company. As of March 31, 2009, the outstanding principal of advances made by Yang Hongtao to the Company was $43,886. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the years March 31, 2009 and 2008 of $4,146 and $0, was capitalized in construction in progress, since the amount was used for construction. Yang Hongtao presented to the Company that the due date of the amount will be extended.

Director Independence

Messrs. Howard S. Barth, Yan Shi, Qi Lei and Xiaokai Cao are all non-employee Directors, and all of whom our Board of Directors has determined are independent pursuant to Nasdaq Rules and the rules of the Securities and Exchange Commission. All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the Nasdaq Rules and the rules of the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

The firm of Weinberg & Company, P.A. acts as our principal accountant. The following is a summary of fees incurred for services rendered.

Audit Fees

During the fiscal years ended March 31, 2009 and 2008, the fees for our principal accountant were the following:

	Fiscal Year ended
	March 31, 2008	March 31, 2009
Quarterly reviews	$60,000	$150,604
Audit of consolidated financial statements included in this Annual Report on Form 10-K	$245,000	$155,000
Total	$305,000	$305,604

Audit Related Fees

During the fiscal years ended March 31, 2009 and 2008, the fees for our principal accountant for the rendering of assurance and related services reasonably related to the performance of the audit or review of financial statements were $1,150 and $0, respectively.

Tax Fees

During the fiscal years ended March 31, 2009 and 2008, the fees for our principal accountant for the rendering of tax compliance, tax advice and tax planning were $0 and $4,371, respectively.

All Other Fees

During the fiscal years ended March 31, 2009 and 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended March 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.3	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.4	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.5	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)

22.1	Subsidiaries of the Company (5)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Filed herewith.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

PAGE	F - 2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND 2008

PAGE	F - 3	CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

PAGE	F - 4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

PAGE	F - 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

PAGE	F - 6-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
New Oriental Energy & Chemical Corp.

We have audited the accompanying consolidated balance sheets of New Oriental Energy & Chemical Corp. and Subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Oriental Energy & Chemical Corp. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $3,729,007 for the year ended March 31, 2009 and has a working capital deficit of $31,976,507 at March 31, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
June 19, 2009

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$410,870	$7,487,808
Restricted cash	4,388,596	5,438,809
Notes receivable, net of reserve of $146,287 and $135,563 at March 31, 2009 and 2008, respectively	722,242	647,908
Inventories, net	1,678,626	2,171,040
Prepayments for goods	301,450	1,196,831
Due from employees	18,424	13,213
Other assets	19,152	134,993
Due from a related party	253,959	-
Deferred taxes-current portion	307,404	179,541
Total current assets	8,100,723	17,270,143

Long-term investment	469,580	29,919
Plant and equipment, net	18,695,469	20,102,938
Land use rights, net	1,637,352	1,629,633
Construction in progress	25,703,868	9,740,638
Deposits	2,123,963	1,978,389
Deferred taxes-non-current portion	1,422,756	-
Other long-term assets	11,049	2,655
Total long-term assets	50,064,037	33,484,172

TOTAL ASSETS	$58,164,760	$50,754,315

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,697,419	$1,656,883
Other payables and accrued liabilities	887,920	545,090
Short-term debt	15,743,355	17,954,837
Customer deposits	2,907,587	4,220,527
Payable to contractors	1,477,066	506,364
Due to related parties	8,361,642	5,708,995
Deferred taxes-current portion	432,232	399,080
Taxes payable	570,009	1,424,992
Total current liabilities	40,077,230	32,416,768

LONG-TERM LIABILITIES
Long-term bank loan	2,925,730	-
Long-term note payable	531,020	517,168
Deferred taxes-non-current portion	452,242	374,369
Due to employees	160,271	156,517
Total long-term liabilities	4,069,263	1,048,054

TOTAL LIABILITIES	$44,146,493	$33,464,822

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of March 31, 2009 and 2008, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion is $950,327 as of March 31, 2009 and 2008)	6,897,492	10,626,499
Accumulated other comprehensive income	2,534,930	2,077,149
TOTAL SHAREHOLDERS' EQUITY	14,018,267	17,289,493

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,164,760	$50,754,315

See accompanying notes to the consolidated financial statements

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUES	$52,545,647	$67,832,920

COST OF GOODS SOLD	54,038,734	56,978,425

GROSS (LOSS) PROFIT	(1,493,087)	10,854,495

General and administrative	2,626,115	3,088,184

Selling and distribution	1,147,596	1,171,737

Research and development	141,029	75,961

(LOSS) INCOME FROM OPERATIONS	(5,407,827)	6,518,613

OTHER INCOME (EXPENSES)

Interest expense, net	(1,095,716)	(516,032)

Government grants	1,437,748	85,405

Other expenses, net	(98,206)	(115,016)

(LOSS) INCOME BEFORE INCOME TAXES	(5,164,001)	5,972,970

INCOME TAX BENEFIT (EXPENSE)	1,434,994	(1,932,695)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,729,007)	4,040,275

DISCONTINUED OPERATION

Gain from discontinued operation	-	1,760

Gain from disposition of discontinued operation	-	20,906

NET (LOSS) INCOME	(3,729,007)	4,062,941

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	457,781	1,618,430

OTHER COMPREHENSIVE INCOME	457,781	1,618,430

COMPREHENSIVE (LOSS) INCOME	$(3,271,226)	$5,681,371

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000

(LOSS) INCOME FROM CONTINUING OPERATIONS PER SHARE, BASIC AND DILUTED	$(0.30)	$0.32
INCOME FROM DISCONTINUED OPERATION PER SHARE, BASIC AND DILUTED	$-	$0.00
NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.30)	$0.32

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

			Additional
	Common stock		Paid-in	Retained	Accumulated Other
	Shares	Par value	Capital	Earnings	Comprehensive Income	Total

BALANCE AT MARCH 31, 2007	12,640,000	$12,640	$4,573,205	$6,563,558	$458,719	$11,608,122

Foreign currency translation gain	-	-	-	-	1,618,430	1,618,430

Net income	-	-	-	4,062,941	-	4,062,941
BALANCE AT MARCH 31, 2008	12,640,000	$12,640	$4,573,205	$10,626,499	$2,077,149	$17,289,493

Foreign currency translation gain	-	-	-	-	457,781	457,781

Net loss	-	-	-	(3,729,007)	-	(3,729,007)
BALANCE AT MARCH 31, 2009	12,640,000	$12,640	$4,573,205	$6,897,492	$2,534,930	$14,018,267

See accompanying notes to the consolidated financial statements

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,729,007)	$4,062,941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,688,996	2,215,412
Loss on disposal of plant and equipment	40,278	-
Deferred taxes	(1,439,594)	(933,579)
Provision for notes receivable	-	135,563
Write-down of inventories to net realizable value	337,532	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	154,882	1,615,090
Prepayments for goods	895,381	(813,192)
Taxes receivable	-	160,800
Due from employees	6,809	130,272
Other assets	115,841	85,189
Due from a related party	(253,959)	-

Increase (Decrease) In:
Accounts payable	8,040,536	(602,950)
Other payables and accrued liabilities	462,191	136,065
Customer deposits	(1,312,940)	(1,164,898)
Due to a related party	55,936	-
Taxes payable	(854,983)	1,394,992
Proceeds from disposition of discontinued operation	-	127,743
Net cash provided by operating activities	5,207,899	6,549,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for long-term investment	(433,057)	-
Purchases of plant and equipment	(159,978)	(607,252)
Purchases of construction in progress	(14,881,798)	(12,038,674)
Deposit for land use rights	(91,358)	(956,363)
Proceeds from disposal of plant and equipment	96,188	103,039
Notes receivable	(56,226)	194,115
Net cash used in investing activities	(15,526,229)	(13,305,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,050,213	(8,383)
Proceeds from short-term debt	26,404,908	29,677,345
Repayments of short-term debt	(29,061,711)	(20,306,522)
Due to related parties	1,925,815	1,664,702
Repayment of notes payable	-	(108,451)
Proceeds from long-term bank loans	2,925,730	-
Net cash provided by financing activities	3,244,955	10,918,691

NET (DECREASE) INCREASE IN CASH AND CASH QUIVALENTS	(7,073,375)	4,163,004

Effect of exchange rate changes on cash	(3,563)	708,655
Cash and cash equivalents at beginning of year	7,487,808	2,616,149

CASH AND CASH EQUIVALENTS AT END OF YEAR	$410,870	$7,487,808

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$880,549	$737,269
Interest paid	$748,657	$689,332
SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2009 and 2008, $718,045 and $8,640,514 were transferred from construction in progress to plant and equipment, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. was incorporated under the laws of the State of Delaware on November 15, 2004. The principal activities of New Oriental Energy & Chemical Corp. and subsidiaries (“NOEC” or the “Company”) are the manufacture and distribution of fertilizer and chemical products. The products are distributed to China markets.

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

2.  GOING CONCERN

The Company has a working capital deficit of $31,976,507 as of March 31, 2009, and the Company incurred a net loss of $3,729,007 for the year ended March 31, 2009. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis.

The Company expects to obtain new long term bank loans from a local bank. Our major shareholder has represented to extend the due dates of loans to the Company amounting to $3,657,163. Our major shareholder has also committed to provide financing aid, if necessary.

On May 13, 2009, the Company obtained a short-term line of credit for RMB 30 million (approximately $4.389 million) with an interest rate of 5.31% per annum from Guangdong Development Bank, which is due on May 12, 2010. The land use rights of $1,646,286 are pledged as collateral for the short-term line of credit. The line of credit was fully utilized in May 2009.

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

The Company has major customers who accounted for the following percentages of total sales and total customer deposits:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer	Sales		Customer Deposits
	2009	2008	2009	2008
Company A	21%	20%	4%	36%
Company B	11%	4%	14%	-
Company C	7%	8%	50%	1%
Company D	7%	-	-	-

The Company has major suppliers who accounted for the following percentages of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	2009	2008	2009	2008
Company E	18%	14%	1%	29%
Company F	14%	-	10%	-
Company G	13%	-	7%	-
Company H	7%	-	3%	-
Company I	6%	-	5%	-

The sole market of the Company is the PRC for the years ended March 31, 2009 and 2008.

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

(e)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31,2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$410,870	$410,870	$-	$-
Restricted cash	$4,388,596	$4,388,596	$-	$-
Long-term investment	$469,580	$-	$-	$469,580

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short term maturity.

Long-term investment is valued at cost, which approximates fair value.

Long-term investment has no quoted market prices and it is not practicable to estimate its fair value. The Company reviews the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

(f)  Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Restricted cash represents time deposits on account to secure short-term debt. See Note 11. These balances are subject to withdrawal restrictions and totaled $4,388,596 and $5,438,809 as of March 31, 2009 and 2008, respectively.

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

(h) Prepayments for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials.

(i)  Customer Deposits

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

(j)  Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Buildings	40 years
Machinery	10 years
Motor vehicles	10 years
Office equipment	5 years

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the years ended March 31, 2009 and 2008 was $386,464 and $112,094, respectively.

(m)	Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

(n)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There was no impairment for the years ended March 31, 2009 and 2008.

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

Government grants represented grants received from the PRC Government for assisting the Company’s environment protection. The amount is recognized when the proceeds are received or collectible. During 2009 and 2008, respectively $1,437,748 and $85,405 were received from the PRC Government for assisting the Company’s environment protection procedures.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $169,803 and $141,379 were charged to operations for the years ended March 31, 2009 and 2008, respectively.

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

	2009	2008
Year end RMB: $ exchange rate	6.8359	7.0190
Average yearly RMB: $ exchange rate	6.9275	7.3766

(s)	Income Taxes

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

(u)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2009 and 2008.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Segments (Continued)

manufacturing sub-systems and cycles. Therefore, the following represents the revenue, cost of goods sold and gross profit by each product within each segment:

Fuel Segment:

For The Year Ended March 31, 2009
	DME	Methanol	Segment Total
Revenues	$11,160,655	$1,813,959	$12,974,614
COGS	11,472,683	2,541,367	14,014,050
Gross loss	$(312,028)	$(727,408)	$(1,039,436)

For The Year Ended March 31, 2008
	DME	Methanol	Segment Total
Revenues	$32,626,266	$417,180	$33,043,446
COGS	27,439,177	309,292	27,748,469
Gross profit	$5,187,089	$107,888	$5,294,977

Fertilizer Segment:

For The Year Ended March 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$34,490,637	$3,716,301	$972,655	$391,440	$39,571,033
COGS	34,353,676	3,983,331	1,230,332	457,345	40,024,684
Gross profit (loss)	$136,961	$(267,030)	$(257,677)	$(65,905)	$(453,651)

For The Year Ended March 31, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$30,774,271	$2,320,609	$1,468,603	$225,991	$34,789,474
COGS	25,257,671	2,327,743	1,434,359	210,183	29,229,956
Gross profit	$5,516,600	$(7,134)	$34,244	$15,808	$5,559,518

Combined Segments:

For The Year Ended March 31, 2009
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$12,974,614	$39,571,033	$52,545,647
COGS	14,014,050	40,024,684	54,038,734
Gross loss	$(1,039,436)	$(453,651)	$(1,493,087)

For The Year Ended March 31, 2008
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$33,043,446	$34,789,474	$67,832,920
COGS	27,748,469	29,229,956	56,978,425
Gross profit	$5,294,977	$5,559,518	$10,854,495

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 is effective for the Company’s fiscal year beginning April 1, 2009. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 31, 2009.

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

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” ("EITF 07-05"). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF 07-05 will have a material impact on results of operations, financial position, or cash flows.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

4.	NOTES RECEIVABLE

Notes receivable at March 31, 2009 and 2008 consist of the following:

	2009	2008
Bank acceptance notes:

Due July 8, 2009 (subsequently settled)	$14,629	$-
Due June 29, 2009 (subsequently settled)	36,571	-
Due June 28, 2009 (subsequently settled)	29,257	-
Due June 25, 2009 (subsequently settled)	5,851	-
Due June 30, 2009 (subsequently settled)	6,901	-
Due April 30, 2009 (subsequently settled)	14,629	-
Due April 9, 2009 (subsequently settled)	14,629	-
Due April 21, 2009 (subsequently settled)	14,629	-
Due May 9, 2008 (subsequently settled)	-	21,371
Due April 30, 2008 (subsequently settled)	-	17,096
Due July 17, 2008 (subsequently settled)	-	32,966
Due April 30, 2008 (subsequently settled)	-	6,593
Subtotal	$137,096	$78,026

Notes receivable from unrelated companies:

Due December 31, 2007 (past due)	731,433	712,352
Provision for notes receivable	(146,287)	(142,470)
Total	$722,242	$647,908

The balance of notes receivable due December 31, 2007 from unrelated companies represents due from the Xi county government which is interest-free and unsecured. Also see Note 16.

5.	INVENTORIES

Inventories consist of the following:

	March 31, 2009	March 31, 2008
Finished goods	$182,559	$281,851
Raw materials	1,006,135	1,185,758
Packing materials	489,932	703,431
Total inventories, net	$1,678,626	$2,171,040

The net book value of $182,559 and $281,851 of finished goods inventory is pledged as collateral for short-term debt at March 31, 2009 and 2008, respectively. See Note 11.

As of March 31, 2009 and 2008, the Company recorded a write-down of inventories to net realizable value for $337,532 and $0, respectively.

6.	RELATED PARTY TRANSACTIONS

(I)	Due from Related Party

	March 31, 2009	March 31, 2008
Current:
Huaiyang Desheng Chemical Co., Ltd	$253,959	$-

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the year ended March 31, 2009, Huaiyang Desheng purchased $29,941 of raw materials from Henan Jinding, and sold $61,633 of finished goods to Henan Jinding. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties

		March 31, 2009	March 31, 2008
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$4,973,742	$4,131,643
Long Triumph Investments Limited	(b)	1,344,328	862,035
Chen Siqiang	(c)	1,024,006	712,352
Wang Guiquan	(d)	131,658	-
Zhou Dianchang	(e)	73,143	-
Mai Xiaofu	(f)	146,287	-
Yu Zhiyang	(g)	43,886	-
Yang Hongtao	(h)	43,886	-
Due to employees	(i)	11,419	2,965
Subtotal		$7,792,355	$5,708,995

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	422,472	-
Chen Siqiang	(c)	105,677	-
Wang Guiquan	(d)	12,042	-
Zhou Dianchang	(e)	6,690	-
Mai Xiaofu	(f)	14,004	-
Yu Zhiyang	(g)	4,201	-
Yang Hongtao	(h)	4,201	-
Subtotal		$569,287	$-

Total		$8,361,642	$5,708,995

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. The amount is unsecured. Included in the $4,973,742 is $877,719, which has an interest rate of 8.748% per annum and is due on June 30, 2009. Included in the $4,973,742 is $2,048,011, which has an interest rate of 8.748% per annum and is due on August 8, 2009. Included in the $4,973,742 is $731,433, which has an interest rate of 15% per annum and is due on September 25, 2009. The interest expense for the years ended March 31, 2009 and 2008 is $308,495 and $101,791, respectively. Of the $308,495 of interest expense, $252,559 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10. The remaining balance of $1,316,579 is unsecured, interest free, and has no fixed repayment terms. Xinyang Hong Chang Pipeline Gas Co., Ltd. represented to the Company that the due dates of the loans will be extended.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured and has an interest rate of 9.6% per annum. Included in the $1,024,006 is $731,433, which is due on February 3, 2010. The balance of $292,573 was due on May 20, 2009, and the due date was extended to February 3, 2010. The interest expense for the years ended March 31, 2009 and 2008 of $93,309 and $10,303, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and was due on April 18, 2009, and the due date was extended to October 18, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $11,883 and $0, was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and was due on April 18, 2009, and the due date was extended to October 18, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $6,602 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and was due on April 2, 2009, and the due date was extended to October 2, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $13,819 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and was due on April 2, 2009, and the due date was extended to October 2, 2009. The interest expense for the years ended March 31, 2009 and 2008 of $4,146 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and was due on April 2, 2009, and the due date was extended to October 2, 2009. The interest expense for the years March 31, 2009 and 2008 of $4,146 and $0, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(i)	The amount due to employees is unsecured, interest free, and has no fixed repayment terms.

(III)	Due from Employees

	March 31, 2009	March 31, 2008

Current	$18,424	$13,213
Total amount due from employees	$18,424	$13,213

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

(IV)	Due to Employees

	March 31, 2009	March 31, 2008

Long-term	$160,271	$156,517
Total amount due to employees	$160,271	$156,517

Amounts due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts represent training deposits due to employees.

7.	LONG-TERM INVESTMENT

	March 31, 2009	March 31, 2008

Luoshan Rural Credit Cooperatives	$469,580	$29,919

The Company purchased 2.87% and 0.2% of Luoshan Rural Credit Cooperatives for cash for the years ended March 31, 2009 and 2008, respectively. The Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

8.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2009	March 31, 2008
At cost:
Buildings	$2,432,852	$2,133,765
Machinery	25,102,781	23,988,684
Motor vehicles	328,878	314,870
Office equipment	269,743	247,367
	28,134,254	26,684,686
Less: Accumulated depreciation
Buildings	413,860	304,052
Machinery	8,699,555	6,063,257
Motor vehicles	196,885	136,381
Office equipment	128,485	78,058
	9,438,785	6,581,748
Plant and equipment, net	$18,695,469	$20,102,938

Depreciation expense for the years ended March 31, 2009 and 2008 is $2,651,794 and $2,182,115, respectively.

The net book value of machinery of $7,322,029 and $0 are pledged as collateral for the long-term bank loans at March 31, 2009 and 2008, respectively. See Note 13.

9.	LAND USE RIGHTS

	March 31, 2009	March 31, 2008

Cost	$1,796,542	$1,749,677
Less: Accumulated amortization	159,190	120,044
Land use rights, net	$1,637,352	$1,629,633

Amortization expense for the years ended March 31, 2009 and 2008 is $35,456 and $33,297, respectively.

The net book value of $0 and $1,629,633 of the land use rights are pledged as collateral for the short-term bank loans at March 31, 2009 and 2008, respectively. See Note 11.

Amortization expense for the next five years and thereafter is as follows:

2010	$35,931
2011	35,931
2012	35,931
2013	35,931
2014	35,931
Thereafter	1,457,697
Total	$1,637,352

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

10.	CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2009 and 2008 consist of the following:

	March 31, 2009	March 31, 2008
Plant	$23,461,536	$4,525,886
Machinery	2,086,359	5,213,755
Other	155,973	997
	$25,703,868	$9,740,638

Capitalized interest for the years ended March 31, 2009 and 2008 is $386,464 and $112,094, respectively.

The net book value of $3,107,418 and $0 of plant construction in progress is pledged as collateral for the short-term bank loans at March 31, 2009 and 2008, respectively. See Note 11.

11.	SHORT-TERM DEBT

Short-term debt consists of the following:

	March 31, 2009	March 31, 2008
Bank Loans:
Xinyang Commercial Bank, Due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	$1,462,865	$-

Rural Credit Cooperatives, Due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	570,517	-

Rural Credit Cooperatives, Due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	570,517	-

Xinyang Commercial Bank, Due August 3, 2009, interest rate at 11.34% per annum, collateralized by finished goods inventory.	1,462,865	1,424,704

Xinyang Commercial Bank, Due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	2,340,584	-

Xinyang Commercial Bank, Due December 27, 2008, interest rate at 11.23% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	2,279,527

Bank of China Luoshan Branch, Due August 13, 2008, interest rate at 6.84% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

China Construction Bank Luoshan Branch, Due June 30, 2008, interest rate at 7.29% per annum, collateralized by land use rights. (Subsequently repaid on its due date)	-	2,849,409

Xinyang Commercial Bank, Due April 16, 2008, interest rate at 9.55% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,424,704

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	March 31, 2009	March 31, 2008
Notes Payable to Unrelated Companies:
Due July 11, 2008 (subsequently repaid on its due date)	-	142,470
Due July 18, 2008 (subsequently repaid on its due date)	-	569,882
Due August 19, 2008 (subsequently repaid on its due date)	-	96,168
Due August 25, 2008 (subsequently repaid on its due date)	-	854,823
Due August 28, 2008 (subsequently repaid on its due date)	-	71,235
Due September 11, 2008 (subsequently repaid on its due date)	-	427,411
Due September 25, 2008 (subsequently repaid on its due date)	-	854,823
Due April 28, 2009 (subsequently repaid on its due date)	731,433	-
Due April 30, 2009 (subsequently repaid on its due date)	1,462,866	-
Due May 24, 2009 (subsequently repaid on its due date)	877,719	-
Due May 25, 2009 (subsequently repaid on its due date)	877,719	-
Due May 26, 2009 (subsequently repaid on its due date)	1,024,006	-
Due May 27, 2009 (subsequently repaid on its due date)	877,719	-
Due July 15, 2009	731,433	-
Due July 16, 2009	731,433	-
Due July 23, 2009	877,719	-
Due August 10, 2009	585,146	-
Due April 11, 2008 (subsequently repaid on its due date)	-	185,212
Due April 15, 2008 (subsequently repaid on its due date)	-	765,065
Due April 17, 2008 (subsequently repaid on its due date)	-	176,663
Due April 19, 2008 (subsequently repaid on its due date)	-	247,899
Due April 30, 2008 (subsequently repaid on its due date)	-	569,882
Due May 13, 2008 (subsequently repaid on its due date)	-	284,941
Due May 23, 2008 (subsequently repaid on its due date)	-	284,941
Due May 28, 2008 (subsequently repaid on its due date)	-	598,376
Due May 30, 2008 (subsequently repaid on its due date)	-	142,470
Due June 5, 2008 (subsequently repaid on its due date)	-	569,882
Due June 26, 2008 (subsequently repaid on its due date)	-	284,941

Notes Payable to an Unrelated Individual:
Due December 3, 2009	558,814	-
	$15,743,355	$17,954,837

Interest expense for the years ended March 31, 2009 and 2008 was $1,274,696 and $616,971, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $9,910 and $8,332 for the years ended March 31, 2009 and 2008, respectively.

Notes payable to an unrelated individual is unsecured, has an interest rate of 15% per annum and is due on December 3, 2009.

Restricted cash of $4,388,596 and $5,438,809 is collateralized for the notes payable at March 31, 2009 and 2008, respectively.

Inventory of $182,559 and $281,851 is collateralized for the notes payable at March 31, 2009 and 2008, respectively.

The net book value of $182,559 and $281,851 of finished goods inventory is pledged as collateral for short-term bank loans at March 31, 2009 and 2008, respectively. See Note 4.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

12.	LONG-TERM NOTE PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at March 31, 2009 and 2008 is $531,020 and $517,168, respectively. The note is due on December 31, 2010 and is interest free.

13.	LONG-TERM BANK LOAN

	March 31, 2009	March 31, 2008

Luoshan Rural Credit Cooperatives	$2,925,730	$-

The long-term bank loan was collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due on March 19, 2012. See Note 8.

14.	INCOME TAXES

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

Income tax expense for the years ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008

Current:
CIT	$225,056	$(2,233,226)
Deferred:
CIT	1,209,938	300,531

Income tax benefit (expense)	$1,434,994	$(1,932,695)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of varying from 25% to 33% percent to income before income taxes) as follows:

	2009	2008

Computed “expected” benefit (expense)	$1,291,000	$(1,971,080)
Effect of tax rate change	-	(101,242)
Permanent differences	143,994	139,627

Income tax benefit (expense)	$1,434,994	$(1,932,695)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

14.	INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:
	March 31, 2009	March 31, 2008
Deferred tax assets:
Current portion:
Cost of sales	$169,956	$73,207
Financial expense	13,876	11,840
Welfare	21,263	11,893
Provision for notes receivable	36,571	35,618
Other expense	65,738	46,983
Total current deferred tax assets	307,404	179,541
Non-current portion:
Net operating loss carry forward	1,422,756	-
Total non-current deferred tax assets	1,422,756	-
Total deferred tax assets	1,730,160	179,541

Deferred tax liabilities:
Current portion:
Cost of sales	348,565	314,511
Government grant	49,006	57,344
Investment income	17,233	16,785
Other expenses	17,428	10,440
Total current deferred tax liabilities	432,232	399,080
Non-current portion:
Amortization	26,586	21,330
Depreciation	425,656	353,039
Total non-current deferred tax liabilities	452,242	374,369
Non-current portion:	884,474	773,449

Net deferred tax liabilities	$845,686	$(593,908)

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2009 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

14.	INCOME TAXES (CONTINUED)

At March 31, 2009, the Company had net operating loss carry forwards for PRC income tax purposes of $5,691,022 (the “NOL – China”), which are available to offset future PRC taxable income from 2010 through 2014.

The Company has not recorded a provision for U.S. federal income tax for the year ended March 31, 2009 due to the net operating loss carry forward in the United States. Net operating loss carry forward in the United States as of March 31, 2009 was $934,870 and it will begin to expire in 2010 and will end in 2015.

15.	SHAREHOLDERS’ EQUITY

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

In 2009 and 2008, the subsidiaries of the Company in China transferred 10% of its PRC profit after taxation to the surplus reserve fund in the amount of $0 and $511,079, respectively. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $950,327 and $950,327 are restricted as of March 31, 2009 and 2008, respectively.

16.	CONTINGENCIES

Pending litigation:

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) for the acquisition of the bankrupted Luoshan Fertilizer Plant and to pay back approximately $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of $650,000 from each of the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government for the refusal to repay the note receivable on its due date as set forth under the Luoshan Agreement, and seeking the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by the Xi county government. Final judgment of the lawsuit is still pending and expected to be announced in June or July 2009.

17.	CAPITAL COMMITMENT

As of March 31, 2009, the Company entered into an agreement and made a down payment of $5,934,171 toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price, of approximately $8.4 million, prior to delivery, estimated to occur in 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

Dated: June 29, 2009

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

Signature	Title	Date

/s/ Chen Si Qiang
Chen Si Qiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	June 29, 2009

/s/ Donglai Li
Donglai Li	Chief Financial Officer (Principal Accounting Officer)	June 29, 2009

/s/ Wang Gui Quan
Wang Gui Quan	President and Director	June 29, 2009

/s/ Zhou Dian Chang
Zhou Dian Chang	Director	June 29, 2009

/s/ Yan Shi
Yan Shi	Director	June 29, 2009

/s/ Qi Lei
Qi Lei	Director	June 29, 2009

/s/ Xiaokai Cao
Xiaokai Cao	Director	June 29, 2009

/s/ Howard S. Barth
Howard S. Barth	Director	June 29, 2009

S-1

Index to Exhibits
Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Employment Contract, dated April 27, 2006, by and between Henan Jinding Chemical Industry Co., Ltd and Mr. Wang Xiang Fu. (2)

10.3	Employment Contract, dated September 28, 2003, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Li Dong Lai. (2)

10.4	Employment Contract, dated April 28, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Mr. Wu Peng. (2)

10.5	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)

21.1	Subsidiaries of the Company (5)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Filed herewith.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.