Form 10-Q
period 2009-06-30
New Oriental Energy & Chemical Corp.
filed 2009-08-14
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1917956 (I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang Henan Province, The People’s Republic of China (Address of principal executive offices)	464200 (Zip Code)

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

Yes  ☐                                No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2009 And 2008

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and March 31, 2009	F-2

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss)
Income for the Three Months Ended June 30, 2009 and 2008
(Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
June 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the Three
Months Ended June 30, 2009 and 2008 (Unaudited)	F-5-18

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$234,057	$410,870
Restricted cash	7,318,608	4,388,596
Notes receivable, net of reserve of $146,372 and $146,287 at June 30, 2009 and March 31, 2009, respectively	807,658	722,242
Inventories, net	3,503,285	1,678,626
Prepayments for goods	246,646	301,450
Due from employees	20,735	18,424
Other assets	17,531	19,152
Due from a related party	223,748	253,959
Deferred taxes	324,764	307,404
Total current assets	12,697,032	8,100,723

Long-term investment	469,855	469,580
Plant and equipment, net	18,065,275	18,695,469
Land use rights, net	1,629,323	1,637,352
Construction in progress	26,379,410	25,703,868
Deposits	2,193,907	2,123,963
Deferred taxes	1,423,588	1,422,756
Other long-term assets	10,361	11,049
Total long-term assets	50,171,719	50,064,037

TOTAL ASSETS	$62,868,751	$58,164,760

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,953,250	$9,697,419
Other payables and accrued liabilities	950,665	887,920
Short-term debt	23,495,660	15,743,355
Customer deposits	3,533,381	2,907,587
Payable to contractors	1,439,369	1,477,066
Due to related parties	8,493,026	8,361,642
Deferred taxes	438,003	432,232
Taxes payable	570,325	570,009
Total current liabilities	47,873,679	40,077,230

LONG-TERM LIABILITIES
Long-term bank loan	2,927,443	2,925,730
Long-term note payable	531,331	531,020
Deferred taxes	519,193	452,242
Due to employees	160,365	160,271
Total long-term liabilities	4,138,332	4,069,263

TOTAL LIABILITIES	52,012,011	44,146,493

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of June 30,2009 and March 31, 2009, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion is $950,327 as of June 30,2009 and March 31, 2009, respectively )	3,745,637	6,897,492
Accumulated other comprehensive income	2,525,258	2,534,930
TOTAL SHAREHOLDERS' EQUITY	10,856,740	14,018,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,868,751	$58,164,760

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008

REVENUES	$8,384,866	$15,965,093

COST OF GOODS SOLD	(9,973,189)	(13,257,214)

GROSS (LOSS) PROFIT	(1,588,323)	2,707,879

General and administrative	727,934	949,161

Selling and distribution	287,540	277,989

Research and development	27,626	20,433

(LOSS) INCOME FROM OPERATIONS	(2,631,423)	1,460,296

OTHER EXPENSES

Interest expense, net	(461,917)	(186,755)

Other expenses, net	(3,507)	(32,167)

(LOSS) INCOME BEFORE INCOME TAXES	(3,096,847)	1,241,374

INCOME TAX	(55,008)	(413,355)

NET (LOSS) INCOME	(3,151,855)	828,019

OTHER COMPREHENSIVE (LOSS) INCOME

Foreign currency translation (loss) gain	(9,672)	440,034

OTHER COMPREHENSIVE (LOSS) INCOME	(9,672)	440,034

COMPREHENSIVE (LOSS) INCOME	$(3,161,527)	$1,268,053

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.25)	$0.07

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,151,855)	$828,019
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	652,255	694,446
Deferred taxes	54,530	3,092
Write-down of inventories to net realizable value	807,448	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(2,632,107)	(3,065,508)
Prepayments for goods	54,804	818,371
Due from employees	(2,311)	(6,056)
Other assets	1,621	47,145
Due from a related party	30,211	(302,937)

Increase (Decrease) In:
Accounts payable	(744,169)	1,391,408
Other payables and accrued liabilities	62,745	102,077
Customer deposits	625,794	(91,163)
Due to a related party	27,437	-
Taxes payable	-	(136,296)
Net cash (used in) provided by operating activities	(4,213,597)	282,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,930,012)	(1,701,341)
Purchases of plant and equipment	(1,623)	(24,714)
Purchases of construction in progress	(599,727)	(8,032,005)
Deposit for land use rights	(68,680)	(11,544)
Notes receivable	(84,968)	64,514
Net cash used in investing activities	(3,685,010)	(9,705,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	15,627,972	10,811,200
Repayments of short-term debt	(7,887,151)	(8,480,927)
Due to related parties	-	1,084,243
Net cash provided by financing activities	7,740,821	3,414,516

NET DECREASE IN CASH AND CASH QUIVALENTS	(157,786)	(6,007,976)

Effect of exchange rate changes on cash	(19,027)	156,402
Cash and cash equivalents at beginning of period	410,870	7,487,808

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,057	$1,636,234

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$590,855
Interest paid	$324,001	$243,949

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the three months ended June 30, 2009 and 2008, $0 and $605,234, respectively, was transferred from construction in progress to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

New Oriental Energy & Chemical Corp. was incorporated under the laws of the State of Delaware on November 15, 2004. The principal activities of New Oriental Energy & Chemical Corp. and subsidiaries (“NOEC” or the “Company”) are the manufacture and distribution of fertilizer and chemical products. The products are distributed to markets in the People’s Republic of China (the “PRC”).

On October 11, 2006, a share exchange agreement was entered into by and among the Company, Kinfair Holdings Limited (“KHL”) and KHL’s shareholders, whereby the Company issued 7,500,000 shares, representing 59.34% of its total common stock in exchange of 100% of KHL’s common stock (the “Share Exchange”). Henan Jinding Chemical Co., Ltd. (“Jinding”) is a wholly owned subsidiary of KHL and Jinding is the principal operating subsidiary of KHL.

After the Share Exchange, KHL and its wholly owned subsidiary, Jinding, became a wholly-owned subsidiary of the Company and Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer. The exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations and it has been accounted for as a recapitalization of Jinding.

On November 13, 2007, Luoshan Jinding Chemical Co., Ltd. (“Luoshan Jinding”) was incorporated as a wholly owned subsidiary of Jinding under the law of the PRC.

2.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,151,855 for the three months ended June 30, 2009, and has a working capital deficit of $35,176,647 at June 30, 2009.

The Company will need to obtain additional financing to continue operations beyond 2009. Its primary source of capital is cash generated from operations as well as through loans. If the Company is unable to obtain additional financing, it will not be able to sustain its operations in their present form and would likely be required to reduce or cease its operations.

Our major shareholder has committed to provide financing aid, if necessary.

On August 4, 2009, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.464 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on August 4, 2010. The Company’s finished goods inventory is pledged as collateral for the short-term bank loan.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of NOEC and the following subsidiaries:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Jinding”) (100% subsidiary of KHL)

(iii)	Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) (100% subsidiary of Henan Jinding)

Inter-company accounts and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Three Months Ended June 30,		As of June 30, 2009	As of March 31, 2009
	2009	2008
Company A	16.14%	11.07%	13.77%	14.45%
Company B	13.52%	20.43%	1.13%	3.56%
Company C	10.24%	-	1.40%	1.52%
Company D	7.54%	-	79.07%	49.94%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Three Months Ended June 30,		As of June 30, 2009	As of March 31, 2009
	2009	2008
Company E	23.58%	-	9.66%	12.27%
Company F	19.05%	31.43%	10.27%	1.39%
Company G	15.48%	-	1.38%	-
Company H	13.35%	37.60%	10.88%	9.52%
Company I	6.74%	-	1.55%	0.87%

The sole market of the Company is in the PRC for the three months ended June 30, 2009 and 2008.

(c)  Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)  Fair Value of Financial Instruments

Statements of Financial Accounting Standards (“SFAS”) No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•Level 1—defined as observable inputs such as quoted prices in active markets;
•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30,2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$234,057	$234,057	$-	$-
Restricted cash	$7,318,608	$7,318,608	$-	$-
Long-term investment	$469,855	$-	$-	$469,855

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short term maturity.

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

Restricted cash represents time deposits on account to secure short-term debt. See Note 11. These balances are subject to withdrawal restrictions and totaled $7,318,608 and $4,388,596 as of June 30, 2009 and March 31, 2009, respectively.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(h)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the three months ended June 30, 2009 and 2008 was $99,153 and $94,040, respectively.

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

	June 30, 2009	March 31, 2009	June 30, 2008
Year end RMB: $ exchange rate	6.8319	6.8359	6.8591
Average yearly RMB: $ exchange rate	6.8339	6.9275	6.9391

(k)  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2009 and 2008.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)  Segments (Continued)

Fuel Segment:

For The Three Months Ended June 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$1,665,163	$1,665,163
COGS	-	2,735,103	2,735,103
Gross loss	-	$(1,069,940)	$(1,069,940)

For The Three Months Ended June 30, 2008
	DME	Methanol	Segment Total
Revenues	$4,915,616	$349,408	$5,265,024
COGS	4,028,452	240,020	4,268,472
Gross profit	$887,164	$109,388	$996,552

Fertilizer Segment:

For The Three Months Ended June 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$5,724,165	$671,142	$218,243	$106,153	$6,719,703
COGS	6,135,880	707,467	279,688	115,051	7,238,086
Gross (loss) profit	$(411,715)	$(36,325)	$(61,445)	$(8,898)	$(518,383)

For The Three Months Ended June 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$9,917,995	$661,044	$34,318	$86,712	$10,700,069
COGS	8,080,680	783,190	28,411	96,461	8,988,742
Gross profit (loss)	$1,837,315	$(122,146)	$5,907	$(9,749)	$1,711,327

Combined Segments:

For The Three Months Ended June 30, 2009
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$1,665,163	$6,719,703	$8,384,866
COGS	2,735,103	7,238,086	9,973,189
Gross loss	$(1,069,940)	$(518,383)	$(1,588,323)

For The Three Months Ended June 30, 2008
	Fuel Segment	Fertilizer Segment	Consolidated Total
Revenues	$5,265,024	$10,700,069	$15,965,093
COGS	4,268,472	8,988,742	13,257,214
Gross profit	$996,552	$1,711,327	$2,707,879

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	New Accounting Pronouncement

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of FAS 141(R)-1.

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of FSP FAS115-2 and FAS 124-2.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of FSP FAS 107-1 and APB 28-1.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of FAS 167.

5.	INVENTORIES

Inventories consist of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Finished goods	$1,641,284	$182,559
Raw materials	1,290,304	1,006,135
Packing materials	571,697	489,932
Total inventories, net	$3,503,285	$1,678,626

The net book value of $1,641,284 and $182,559 of finished goods inventory is pledged as collateral for short-term debt at June 30, 2009 and March 31, 2009, respectively. See Note 11.

As of June 30, 2009 and 2008, the Company recorded a write-down of inventories to net realizable value for $807,448 and $0, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

6.     RELATED PARTY TRANSACTIONS

(I)	Due from Related Parties

	June 30, 2009	March 31, 2009
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$223,748	$253,959

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the three months ended June 30, 2009 and 2008, Huaiyang Desheng purchased $0 and $30,239 of raw materials from Henan Jinding, and sold $0 and $18,886 of finished goods to Henan Jinding. The remaining balance represented advance for purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

(II)	Due to Related Parties

		June 30, 2009	March 31, 2009
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$4,976,654	$4,973,742
Long Triumph Investments Limited	(b)	1,344,328	1,344,328
Chen Siqiang	(c)	1,024,605	1,024,006
Wang Guiquan	(d)	131,735	131,658
Zhou Dianchang	(e)	73,186	73,143
Mai Xiaofu	(f)	146,372	146,287
Yu Zhiyang	(g)	43,912	43,886
Yang Hongtao	(h)	43,912	43,886
Due to employees	(i)	12,104	11,419
Subtotal		$7,796,808	$7,792,355

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	514,184	422,472
Chen Siqiang	(c)	130,330	105,677
Wang Guiquan	(d)	15,211	12,042
Zhou Dianchang	(e)	8,451	6,690
Mai Xiaofu	(f)	17,526	14,004
Yu Zhiyang	(g)	5,258	4,201
Yang Hongtao	(h)	5,258	4,201
Subtotal		$696,218	$569,287

Total		$8,493,026	$8,361,642

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by Chen Siqiang, the Chairman of the Board of Directors and Chief Executive Officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd. and the amount is unsecured. Included in the $4,976,654 is $2,927,443, which has an interest rate of 8.748% per annum and is due on June 30, 2010. Included in the $4,976,654 is $731,861, which has an interest rate of 15% per annum and is due on September 25, 2009. The interest expense for the three months ended June 30, 2009 and 2008 is $91,460 and $63,770, respectively. Of the $91,460 of interest expense, $64,023 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10. The remaining balance of $1,317,350 is unsecured, interest free, and has no fixed repayment terms.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
The amount is unsecured, has an interest rate of 9.6% per annum and is due on February 3, 2010. The interest expense for the three months ended June 30, 2009 and 2008 of $24,591 and $20,761, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)
Wang Guiquan is the President and Director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 18, 2009. The interest expense for the three months ended June 30, 2009 and 2008 of $3,162 and $2,554, was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10.

(e)
Zhou Dianchang is a Director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due October 18, 2009. The interest expense for the three months ended June 30, 2009 and 2008 of $1,756 and $1,419, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(f)
Mai Xiaofu is a Director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the three months ended June 30, 2009 and 2008 of $3,513 and $3,460, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the three months ended June 30, 2009 and 2008 of $1,054 and $1,038, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on October 2, 2009. The interest expense for the three months June 30, 2009 and 2008 of $1,054 and $1,038, was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(III)	Due from Employees

	June 30, 2009	March 31, 2009
	(Unaudited)
Current	$20,735	$18,424
Total amount due from employees	$20,735	$18,424

Amounts due from employees is interest-free, unsecured and has no fixed repayment terms. The amounts primarily represent advances to employees for business related expenses.

(IV)	Due to Employees

	June 30, 2009	March 31, 2009
	(Unaudited)
Long-term	$160,365	$160,271
Total amount due to employees	$160,365	$160,271

Amounts due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts represent training deposits due to employees.

7.	LONG-TERM INVESTMENT

	June 30, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$469,855	$469,580

The amounts reprensent 3.07% interest of Luoshan Rural Credit Cooperatives acquired for cash and the Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

8.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
At cost:
Buildings	$2,434,275	$2,432,852
Machinery	25,118,142	25,102,781
Motor vehicles	329,070	328,878
Office equipment	270,862	269,743
	28,152,349	28,134,254
Less: Accumulated depreciation
Buildings	438,820	413,860
Machinery	9,297,355	8,699,555
Motor vehicles	210,038	196,885
Office equipment	140,861	128,485
	10,087,074	9,438,785
Plant and equipment, net	$18,065,275	$18,695,469

Depreciation expense for the three months ended June 30, 2009 and 2008 is $642,575 and $685,410, respectively.

The net book value of machinery of $7,326,316 and $7,322,029 are pledged as collateral for the long-term bank loans at June 30, 2009 and March 31, 2009, respectively. See Note 13.

9.	LAND USE RIGHTS

	June 30, 2009	March 31, 2009
	(Unaudited)
Cost	$1,797,594	$1,796,542
Less: Accumulated amortization	168,271	159,190
Land use rights, net	$1,629,323	$1,637,352

Amortization expense for the three months ended June 30, 2009 and 2008 is $8,985 and $8,849, respectively.

The net book value of $1,629,323 and $0 of the land use rights are pledged as collateral for the short-term bank loans at June 30, 2009 and March 31, 2009, respectively. See Note 11.

Amortization expense for the next five years and thereafter is as follows:

Nine months ending March 31, 2010	$26,967
2011	35,952
2012	35,952
2013	35,952
2014	35,952
Thereafter	1,458,548
Total	$1,629,323

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

10.	CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2009 and March 31, 2009 consist of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Plant	$24,330,658	$23,461,536
Machinery	1,849,228	2,086,359
Other	199,524	155,973
	$26,379,410	$25,703,868

Capitalized interest for the three months ended June 30, 2009 and 2008 is $99,153 and $94,040, respectively.

The net book value of $3,137,195 and $3,108,009 of plant construction in progress is pledged as collateral for the short-term bank loans at June 30, 2009 and March 31, 2009, respectively. See Note 11.

11.	SHORT-TERM DEBT

Short-term debt consists of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	$1,463,722	$-

Guangdong Development Bank, due May 13, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,391,165	-

Rural Credit Cooperatives, due June 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress.	556,214	-

Xinyang Commercial Bank, due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Rural Credit Cooperatives, due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Rural Credit Cooperatives, due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress.	570,851	570,517

Xinyang Commercial Bank, due August 3, 2009, interest rate at 11.34% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	1,463,722	1,462,865

Xinyang Commercial Bank, due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	2,341,955	2,340,584

Notes Payable to Unrelated Companies:
Due July 15, 2009 (subsequently repaid on its due date)	731,861	731,433

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	June 30, 2009	March 31, 2009
	(Unaudited)
Due July 16, 2009 (subsequently repaid on its due date)	731,861	731,433
Due July 23, 2009 (subsequently repaid on its due date)	878,233	877,719
Due August 10, 2009 (subsequently repaid on its due date)	585,489	585,146
Due October 29, 2009	2,195,582	-
Due November 26, 2009	2,195,582	-
Due November 27, 2009	1,463,722	-
Due December 26, 2009	2,927,443	-
Due April 28, 2009 (subsequently repaid on its due date)	-	731,433
Due April 30, 2009 (subsequently repaid on its due date)	-	1,462,866
Due May 24, 2009 (subsequently repaid on its due date)	-	877,719
Due May 25, 2009 (subsequently repaid on its due date)	-	877,719
Due May 26, 2009 (subsequently repaid on its due date)	-	1,024,006
Due May 27, 2009 (subsequently repaid on its due date)	-	877,719

Notes Payable to Unrelated Individuals:
Due December 3, 2009	559,142	558,814
Due October 13, 2009	439,116	-
	$23,495,660	$15,743,355

Interest expense for the three months ended June 30, 2009 and 2008 was $430,365 and $244,789, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $4,390 and $4,129 for the three months ended June 30, 2009 and 2008, respectively.

Notes payable to unrelated individuals is unsecured. The amount of $559,142, has an interest rate of 15% per annum and is due on December 3, 2009. The amount of $439,116, has an interest rate of 7.2% per annum and is due on October 13, 2009.

Restricted cash of $7,318,608 and $4,388,596 is collateralized for the notes payable at June 30, 2009 and March 31, 2009 respectively.

Inventory of $1,641,284 and $182,559 is collateralized for the notes payable at June 30, 2009 and March 31, 2009 respectively.

The net book value of $1,641,284 and $182,559 of finished goods inventory is pledged as collateral for short-term bank loans at June 30, 2009 and March 31, 2009 respectively. See Note 5.

12.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at June 30, 2009 and March 31, 2009 is $531,331 and $531,020, respectively. The note is unsecured, interest free and due December 31, 2010.

13.	LONG-TERM BANK LOAN

	June 30, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$2,927,443	$2,925,730

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 8.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

14.       INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

Income tax expense for the three months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$(423,984)
Deferred:
CIT	(55,008)	10,629

Income tax expense	$(55,008)	$(413,355)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$774,212	$(310,344)
Permanent differences	-	(103,011)
Valuation allowance	(829,220)	-

Income tax expense	$(55,008)	$(413,355)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

14.              INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2009 and March 31, 2009 are as follows:

	June 30, 2009	March 31, 2009
	(Unaudited)
Deferred tax assets:
Current portion:
Cost of sales	$212,757	$169,956
Financial expense	15,780	13,876
Welfare	10,292	21,263
Provision for notes receivable	36,593	36,571
Other expense	49,342	65,738
Total current deferred tax assets	324,764	307,404
Non-current portion:
Net operating loss carry forward	1,423,588	1,422,756
Total non-current deferred tax assets	1,423,588	1,422,756
Total deferred tax assets	1,748,352	1,730,160

Deferred tax liabilities:
Current portion:
Cost of sales	355,180	348,565
Government grant	44,278	49,006
Investment income	17,244	17,233
Other expenses	21,301	17,428
Total current deferred tax liabilities	438,003	432,232
Non-current portion:
Amortization	27,968	26,586
Depreciation	491,225	425,656
Total non-current deferred tax liabilities	519,193	452,242
Total deferred tax liabilities	957,196	884,474

Net deferred tax assets	$791,156	$845,686

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of June 30, 2009, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FIN48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2009 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

15.  CONTINGENCIES

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) to purchase Luoshan Fertilizer Plant, a bankrupt company and to assume $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of $650,000 from both the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. Luoshan county government paid its note of $650,000 to the Company on its due date.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. As of August 14, 2009, Xi county government and Shiji Jinyuan did not pay the amount to the Company, as they plan to appeal the decision. At June 30, 2009, the Company has a reserve against the $650,000 note of $146,372 due to the uncertainty of collection.

16.  CAPITAL COMMITMENT

Through June 30, 2009, the Company entered into several agreements and made several payments totaling $20,926,239 toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price of approximately $9 million prior to delivery of the equipment in connection with contracts the Company has executed with certain suppliers, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through June 30, 2009, the Company has used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the completion of the project until March 2010.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended June 30, 2009. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

Recent Accounting Pronouncements

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of FAS 141(R)-1.

  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of FSP FAS115-2 and FAS 124-2.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of FSP FAS 107-1 and APB 28-1.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of FAS 167.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 as compared to
Three Months Ended June 30, 2008

	Three Months Ended		Three Months Ended		Comparisons
	June 30, 2009		June 30, 2008
		Percentage of		Percentage	Change in	Increase
	Amount	Revenues	Amount	of Revenues	Amount	(Decrease) in
						Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	8,384,866	100.00%	15,965,093	100.00%	(7,580,227)	(47.48)%
Cost of Goods Sold	(9,973,189)	(118.94)%	(13,257,214)	(83.04)%	3,284,025	(24.77)%
Gross (loss) profit	(1,588,323)	(18.94)%	2,707,879	16.96%	(4,296,202)	(158.66)%
General & administrative	727,934	8.68%	949,161	5.95%	(221,227)	(23.31)%
Selling and distribution	287,540	3.43%	277,989	1.74%	9,551	3.44%
Research and development	27,626	0.33%	20,433	0.13%	7,193	35.20%
(Loss) income from operations	(2,631,423)	(31.38)%	1,460,296	9.15%	(4,091,719)	(280.20)%
Interest expense, net	(461,917)	(5.51)%	(186,755)	(1.17)%	(275,162)	147.34%
Other expenses, net	(3,507)	(0.04)%	(32,167)	(0.20)%	28,660	(89.10)%
(Loss) income before income taxes	(3,096,847)	(36.93)%	1,241,374	7.78%	(4,338,221)	(349.47)%
Income tax	(55,008)	(0.66)%	(413,355)	(2.59)%	358,347	(86.69)%
Net (loss) income	(3,151,855)	(37.59)%	828,019	5.19%	(3,979,874)	(480.65)%
Foreign currency translation (loss) gain	(9,672)	(0.12)%	440,034	2.76%	(449,706)	(102.20)%
Other comprehensive (loss) income	(9,672)	(0.12)%	440,034	2.76%	(449,706)	(102.20)%
Comprehensive (loss) income	(3,161,527)	(37.71)%	1,268,053	7.94%	(4,429,580)	(349.32)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net (loss) income per share, basic and diluted	(0.25)		0.07		(0.32)	-

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended June 30, 2009 were $8,384,866, which represented a decrease of 47.48% from the same period in the prior year. The decrease was mainly due to the decrease in sales volume and the selling price of DME and Urea.

	Three Months Ended		Three Months Ended		Comparisons
	June 30, 2009		June 30, 2008
						Increase
		Percentage of		Percentage of	Change in	(Decrease) in
Products	Amount	Revenues	Amount	Revenues	Amount	Percentage
	US $	(%)	US $	(%)	US $	(%)
Urea	5,724,165	68.27%	9,917,995	62.12%	(4,193,830)	(42.29)%
Ammonium bicarbonate	671,142	8.00%	661,044	4.14%	10,098	1.53%
Methanol	1,665,163	19.86%	349,408	2.19%	1,315,755	376.57%
Liquefied Ammonia	218,243	2.60%	34,318	0.21%	183,925	535.94%
DME	-	-	4,915,616	30.79%	(4,915,616)	(100.00)%
Ammonia Water	106,153	1.27%	86,712	0.54%	19,441	22.42%
Total	8,384,866	100.00%	15,965,093	100.00%	(7,580,227)	(47.48)%

	Three Months Ended		Three Months Ended		Comparisons
	June 30, 2009		June 30, 2008
						Increase
Provinces		Percentage		Percentage	Change in	(Decrease) in
	Amount	of Revenues	Amount	of Revenues	Amount	Percentage
	US $	(%)	US $	(%)	US $	(%)

Henan Province	2,868,226	34.21%	7,050,802	44.16%	(4,182,576)	(59.32)%
Guangdong Province	3,125,464	37.26%	5,136,770	32.18%	(2,011,306)	(39.16)%
Hubei Province	176,689	2.11%	1,914,738	11.99%	(1,738,049)	(90.77)%
Anhui Province	2,113,675	25.21%	658,839	4.13%	1,454,836	220.82%
Hunan Province	63,344	0.76%	68,998	0.43%	(5,654)	(8.19)%
Hebei Province	6,670	0.08%	465,063	2.91%	(458,393)	(98.57)%
Jiangxi Province	30,798	0.37%	254,955	1.60%	(224,157)	(87.92)%
Shandong Province	-	-	414,928	2.60%	(414,928)	(100.00)%
Total	8,384,866	100.00%	15,965,093	100.00%	(7,580,227)	(47.48)%

The sales for the three months ended June 30, 2009 in the Anhui Province increased by 220.82%. This increase was mainly attributable to the fact that the Company’s reinforcement of its marketing strategy and expansion of the market share. As a result, the sales of Methanol in Anhui Province increased as compared to the same period last year.

The sales for the three months ended June 30, 2009 in other provinces decreased as compared to the same period last year. The decrease was mainly attributable to the fact that the Company made adjustments to its product structure, and the sales volume of Urea and DME decreased in these provinces.

Cost of Goods Sold (“COGS”) for the three months ended June 30, 2009 was $9,973,189, which is 118.94% of total revenues and represents a 24.77% decrease as compared to $13,257,214 and 83.04% of total revenues for the three months ended June 30, 2008. This was in line with the lower sales volume offset by increased raw materials prices, such as coal, which accounts for a majority of the Company’s raw materials.

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

Gross profit decreased by $4,296,202, or 158.66%, to $1,588,323 for the three months ended June 30, 2009 as compared to $2,707,879 for the three months ended June 30, 2008. This decrease was mainly due to the decrease in the selling price of Urea and DME product, and the increase of the price of raw materials, which resulted in higher production costs. As a result, the Company adjusted its product structure, and the sales volume of Urea and DME decreased substantially as compared to the same period last year.

					Ammonium	Liquefied	Ammonia
		DME	Methanol	Urea	Bicarbonate	Ammonia	Water
2010Q1	Revenues	-	1,665,163	5,724,165	671,142	218,243	106,153
	COGS	-	2,735,103	6,135,880	707,467	279,688	115,051
	Gross (Loss) Profit	-	(1,069,940)	(411,715)	(36,325)	(61,445)	(8,898)
	Gross Margin	-	(64.25)%	(7.19)%	(5.41)%	(28.15)%	(8.38)%
2009Q1	Revenues	4,915,616	349,408	9,917,995	661,044	34,318	86,712
	COGS	4,028,452	240,020	8,080,680	783,190	28,411	96,461
	Gross Profit (Loss)	887,164	109,388	1,837,315	(122,146)	5,907	(9,749)
	Gross Margin	18.05%	31.31%	18.53%	(18.48)%	17.21%	(11.24)%
Changes	Revenues	(4,915,616)	1,315,755	(4,193,830)	10,098	183,925	19,441
	Revenue Growth	(100)%	376.57%	(42.29)%	1.53%	535.94%	22.42%

Sales of Urea decreased $4,193,830, or 42.29%, to $5,724,165 for the three months ended June 30, 2009, as compared to $9,917,995 for the three months ended June 30, 2008. This decrease was mainly due to the decrease in sales volume and the selling price as compared to the same period of last year.

The gross margin of Urea decreased to (7.19)% for the three months ended June 30, 2009, as compared to 18.53% for the three months ended June 30, 2008. This was mainly due to the decrease in the selling price and the increase in the cost of production as compared to the same period of last year.

Sales of ammonium bicarbonate for the three months ended June 30, 2009 were $671,142, which represented an increase of 1.53% from the same period in the prior year. This was mainly due to the appreciation of RMB to USD.

The gross margins of ammonium bicarbonate increased to (5.41)% for the three months ended June 30, 2009 as compared to (18.48)% for the same period of the prior year. This was mainly due to the growth rate of selling price is higher than the growth rate of the product cost per unit.

Sales of methanol for the three months ended June 30, 2009 increased 376.57% to $1,665,163, from $349,408 for the three months ended June 30, 2008. This increase was mainly due to the increase in sales volume of Methanol as compared to the same period of last year. Methanol incurred a negative gross margin of 64.25% for the three months ended June 30, 2009, which was mainly due to the increased cost of raw material.

Sales of liquefied ammonia increased $183,925, or 535.94%, to $218,243 for the three months ended June 30, 2009, as compared to $34,318 for the three months ended June 30, 2008. This was mainly due to the increase in sales volume of liquefied ammonia as compared to the same period last year.

The gross margin of liquefied ammonia decreased to (28.15%) for the three months ended June 30, 2009, as compared to 17.21% for the three months ended June 30, 2008. This was mainly due to the fact that the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of DME decreased  to $0 for the three months ended June 30, 2009. This decrease was mainly due to the decrease in the selling price and the increase in higher production costs. As a result, the Company reduced the production volume of DME.

Sales of ammonia water increased $19,441, or 22.42%, to $106,153 for the three months ended June 30, 2009 as compared to $86,712 for the three months ended June 30, 2008. This was mainly due to the increase in both sales volume and selling price of ammonia water as compared to the same period last year.

The gross margin of ammonia water increased to (8.38%) for the three months ended June 30, 2009 as compared to (11.24%) for the same period prior year. This was mainly due to the increase in the selling price and sales volume of liquefied ammonia as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $287,540 for the three months ended June 30, 2009, an increase of $9,551, or 3.44%, as compared to $277,989 for the three months ended June 30, 2008.

The Company incurred general and administrative expenses of $727,934 for the three months ended June 30, 2009, representing a decrease of $221,227, or 23.31%, as compared to $949,161 for the three months ended June 30, 2008. This was mainly due to the decrease in consulting fees and evaluation fees as compared to the same period last year.

The Company incurred R&D expenses of $27,626 for the three months ended June 30, 2009, representing an increase of $7,193, or 35.2%, compared to $20,433 for the three months ended June 30, 2008.

Income Tax

The Company incurred income tax expense of $55,008 for the three months ended June 30, 2009, a decrease of $358,347, or 86.69%, as compared to $413,355 for the three months ended June 30, 2008. This decrease is mainly attributable to the decrease in the Company’s operation income.

Net  (Loss) Income

The Company’s net loss of $3,151,855 for the three months ended June 30, 2009 represented a decrease of $3,979,874, or 480.65%, as compared to a net income of $828,019 for the three months ended June 30, 2008. This decrease was mainly due to the following factors: (i) the increase in the price of raw materials resulting in higher production costs, in response to which the Company adjusted its product structure, and (ii) the decrease in the selling price and the sales volume of Urea and DME product, which resulted in a substantial decrease in the sales revenue of Urea and DME.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended June 30,
	2009	2008
Net cash provided by (used in)
Operating activities	$(4,213,597)	$282,598
Investing activities	(3,685,010)	(9,705,090)
Financing activities	7,740,821	3,414,516
Net change in cash and cash equivalents	(157,786)	(6,007,976)

Effect of exchange rate changes on cash and cash equivalents	(19,027)	156,402

Cash and cash equivalents at beginning of period	410,870	7,487,808

Cash and cash equivalents at end of period	$234,057	$1,636,234

Cash flows used in operating activities during the three months ended June 30, 2009 amounted to $4,213,597, representing a decrease of $4,496,195, or 1591.02% as compared with cash flows  provided in operating activities of $282,598 during the three months ended June 30, 2008. The decrease in cash flow from operating activities was primarily due to the decrease of our net income from operations from a net income of $828,019 to a net loss of $3,151,855 and the decrease in accounts payable by $2,135,577.

As of June 30, 2009, the cash used in investing activities was $3,685,010, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of June 30, 2009, the cash provided by financing activities was $7,740,821, which represented the proceeds from short-term debt in the reporting period.

Liquidity

The Company has a working capital deficit of $35,176,647 as of June 30, 2009, and the Company incurred a net loss of $3,151,855 for the three months ended June 30, 2009. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements for the next twelve months.

Our major shareholder has committed to provide financing aid to the Company, if necessary. The Company believes revenue and gross profits will increase in the near term.

On August 4, 2009, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.464 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on August 4, 2010. The Company’s finished goods inventory is pledged as collateral for the short-term bank loan.

Capital Resources

As of June 30, 2009, our total assets were $62,868,751 and our total liabilities were $52,012,011. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 83%.

As of June 30, 2009, our total assets were $62,868,751 and our operating revenue for the three months ended June 30, 2009 was $8,384,866, reflecting a total asset turnover of 0.13.

As of June 30, 2009, we had working capital deficit of $35,176,647. This was mainly due to a change from net income to net loss as compared to the same period last year.

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

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings.

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) to purchase Luoshan Fertilizer Plant, a bankrupt company and to assume $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of $650,000 from both the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. Luoshan county government paid its note of $650,000 to the Company on its due date.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. As of August 14, 2009, Xi county government and Shiji Jinyuan did not pay the amount to the Company, as they plan to appeal the decision. At June 30, 2009, the Company has a reserve against the $650,000 note of $146,372 due to the uncertainty of collection.

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

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended June 30, 2009.

Item 6.                                Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Donglai Li
Donglai Li
Chief Financial Officer

DATED:  August 14, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.