Form 10-Q
period 2009-09-30
New Oriental Energy & Chemical Corp.
filed 2009-11-16
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2009 And 2008

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	F-2

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Six Months Ended September 30, 2009 and 2008 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended September 30, 2009 and 2008 (Unaudited)	F-5-19

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,734	$410,870
Restricted cash	7,321,716	4,388,596
Notes receivable, net of reserve of $146,434 and $146,287 at September 30, 2009 and March 31, 2009, respectively	585,737	722,242
Inventories, net	2,188,521	1,678,626
Prepayments for goods	637,070	301,450
Due from employees	433,239	18,424
Due from a related party	223,843	253,959
Deferred taxes	368,941	307,404
Other assets	7,983	19,152
Total current assets	11,889,784	8,100,723

Long-term investment	470,054	469,580
Plant and equipment, net	17,480,064	18,695,469
Land use rights, net	1,621,023	1,637,352
Construction in progress	27,215,947	25,703,868
Deposits	1,176,095	2,123,963
Deferred taxes	1,424,193	1,422,756
Other long-term assets	9,670	11,049
Total long-term assets	49,397,046	50,064,037

TOTAL ASSETS	$61,286,830	$58,164,760

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,160,067	$9,697,419
Other payables and accrued liabilities	1,008,114	887,920
Short-term debt	23,505,638	15,743,355
Customer deposits	3,435,443	2,907,587
Due to employees	12,225	11,419
Payable to contractors	1,435,170	1,477,066
Due to related parties	10,832,793	8,350,223
Deferred taxes	445,850	432,232
Taxes payable	570,554	570,009
Total current liabilities	49,405,854	40,077,230

LONG-TERM LIABILITIES
Long-term bank loan	2,928,686	2,925,730
Long-term note payable	531,557	531,020
Deferred taxes	586,561	452,242
Due to employees	133,091	160,271
Total long-term liabilities	4,179,895	4,069,263

TOTAL LIABILITIES	$53,585,749	$44,146,493

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding as of September 30,2009 and March 31, 2009, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $572,563 and $950,327 as of September 30,2009 and March 31, 2009, respectively )	572,563	6,897,492
Accumulated other comprehensive income	2,542,673	2,534,930
TOTAL SHAREHOLDERS' EQUITY	7,701,081	14,018,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,286,830	$58,164,760

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$7,553,115	$14,260,705	$15,937,433	$30,107,977

COST OF GOODS SOLD	(9,522,165)	(15,212,114)	(19,494,540)	(28,332,521)

GROSS (LOSS) PROFIT	(1,969,050)	(951,409)	(3,557,107)	1,775,456

General and administrative	478,077	510,894	1,206,715	1,457,664

Selling and distribution	260,196	291,657	547,716	567,093

Research and development	15,045	89,982	42,673	109,435

LOSS FROM OPERATIONS	(2,722,368)	(1,843,942)	(5,354,211)	(358,736)

OTHER INCOME (EXPENSES)

Interest expense, net	(426,547)	(232,826)	(887,699)	(417,440)

Government grants	-	1,008,964	-	997,297

Other income (expenses), net	6,263	(1,209)	2,754	(33,457)

(LOSS) INCOME BEFORE INCOME TAXES	(3,142,652)	(1,069,013)	(6,239,156)	187,664

INCOME TAX (EXPENSE) BENEFIT	(30,763)	478,567	(85,773)	58,459

NET (LOSS) INCOME	(3,173,415)	(590,446)	(6,324,929)	246,123

OTHER COMPREHENSIVE (LOSS) INCOME

Foreign currency translation gain	17,756	117,832	7,743	549,315

OTHER COMPREHENSIVE INCOME	17,756	117,832	7,743	549,315

COMPREHENSIVE (LOSS) INCOME	$(3,155,659)	$(472,614)	$(6,317,186)	$795,438

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000	12,640,000	12,640,000

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED	$(0.25)	$(0.05)	$(0.50)	$0.02

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,324,929)	$246,123
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,303,432	1,388,804
Gain on disposal of plant and equipment	-	(2,847)
Deferred taxes	84,963	(23,006)
Write-down of inventories to net realizable value	987,124	110,245

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(1,497,019)	(506,897)
Prepayments for goods	(335,620)	665,996
Other assets	11,169	61,775
Due from a related party	30,116	(172,799)

Increase (Decrease) In:
Accounts payable	(1,537,352)	4,352,829
Other payables and accrued liabilities	120,194	24,055
Customer deposits	527,856	(291,862)
Due to employees	806	10,878
Due to a related party	54,885	-
Taxes payable	-	(579,093)
Net cash (used in) provided by operating activities	(6,574,375)	5,284,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2,933,120)	(1,278,408)
Payment for long-term investment	-	(433,607)
Purchases of plant and equipment	(24,755)	(133,587)
Purchases of construction in progress	(1,330,415)	(10,983,763)
Deposits	949,527	(13,500)
Purchases of other long-term assets	-	(9,973)
Proceeds on disposal of plant and equipment	-	96,310
Notes receivable	137,164	71,931
Net cash used in investing activities	(3,201,599)	(12,684,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	20,021,954	13,733,794
Repayments of short-term debt	(12,279,546)	(14,457,196)
Due from employees	(414,815)	(4,745)
Due to related parties	2,195,390	2,386,146
Net cash provided by financing activities	9,522,983	1,657,999

NET DECREASE IN CASH AND CASH QUIVALENTS	(252,991)	(5,742,397)

Effect of exchange rate changes on cash	(35,145)	115,520
Cash and cash equivalents at beginning of period	410,870	7,487,808

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,734	$1,860,931

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$592,597
Interest paid	$590,428	$366,820

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the six months ended September 30, 2009 and 2008, $25,651 and $651,420, respectively, was transferred from construction in progress to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $6,324,929 for the six months ended September 30, 2009, and has a working capital deficit of $37,516,070 at September 30, 2009.

The Company will need to obtain additional financing to continue operations beyond 2009. Its primary source of capital is cash generated from operations as well as through loans. If the Company is unable to obtain additional financing, it will not be able to sustain its operations and would likely be required to cease its operations.

The major shareholder has committed to provide financial assistance of RMB 50 to 80 million (approximately $7.3 to $11.7 million) over the next few years, if necessary.

On October 23, 2009, the Company obtained a short-term bank loan for RMB 3.9 million (approximately $0.57 million) with an interest rate of 10.62% per annum from Rural Credit Cooperatives, which is due on October 15, 2010. The Company’s construction in progress is pledged as collateral for the short-term bank loan.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

	Sales		Customer Deposits
	Six Months Ended September 30,		As of September 30,	As of March 31,
Customer	2009	2008	2009	2009
Company A	18.99%	-	40.24%	49.94%
Company B	15.69%	10.27%	19.13%	14.45%
Company C	9.75%	-	3.96%	3.56%
Company D	6.44%	-	0.89%	1.52%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

	Purchases		Accounts Payable /Deposits
	Six Months Ended September 30,		As of September	As of March 31,
Supplier	2009	2008	30, 2009	2009
Company E	19.87%	-	49.03%	-
Company F	18.37%	19.17%	12.47%	9.52%
Company G	17.57%	19.36%	6.13%	6.89%
Company H	15.97%	-	9.87%	12.27%
Company I	12.63%	24.36%	9.76%	1.39%

The sole market of the Company is the PRC for the six months ended September 30, 2009 and 2008.

(c)	Economic and Political Risks

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

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These tiers include:

•     Level 1—defined as observable inputs such as quoted prices in active markets;
•     Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•     Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of September 30, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30,2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$122,734	$122,734	$-	$-
Restricted cash	$7,321,716	$7,321,716	$-	$-
Long-term investment	$470,054	$-	$-	$470,054

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

Restricted cash represents time deposits on account to secure short-term debt. See Note 12. These balances are subject to withdrawal restrictions and totaled $7,321,716 and $4,388,596 as of September 30, 2009 and March 31, 2009, respectively.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized interest for the six months ended September 30, 2009 and 2008 was $224,064 and $193,953, respectively.

(i)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-  Persuasive evidence of an arrangement exists,
-  Delivery has occurred or services have been rendered,
-  The seller’s price to the buyer is fixed or determinable, and
-  Collectability is reasonably assured.

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

	September 30, 2009	March 31, 2009	September 30, 2008
Period end RMB: $ exchange rate	6.8290	6.8359	6.8183
Average period RMB: $ exchange rate	6.8325	6.9275	6.9187

(k)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended September 30, 2009 and 2008.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

Fuel Segment:

For The Three Months Ended September 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$712,459	$712,459
COGS	-	1,120,855	1,120,855
Gross loss	-	$(408,396)	$(408,396)

For The Three Months Ended September 30, 2008
	DME	Methanol	Segment Total
Revenues	$3,992,642	$366,753	$4,359,395
COGS	4,529,406	445,628	4,975,034
Gross loss	$(536,764)	$(78,875)	$(615,639)

For The Six Months Ended September 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$2,377,765	$2,377,765
COGS	-	3,902,399	3,902,399
Gross loss	-	$(1,524,634)	$(1,524,634)

For The Six Months Ended September 30, 2008
	DME	Methanol	Segment Total
Revenues	$8,876,798	$712,843	$9,589,641
COGS	8,518,796	678,402	9,197,198
Gross profit	$358,002	$34,441	$392,443

Fertilizer Segment:

For The Three Months Ended September 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,105,901	$575,771	$83,278	$75,706	$6,840,656
COGS	7,436,132	755,343	123,020	86,815	8,401,310
Gross loss	$(1,330,231)	$(179,572)	$(39,742)	$(11,109)	$(1,560,654)

For The Three Months Ended September 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$8,601,623	$1,083,837	$131,205	$84,645	$9,901,310
COGS	8,733,875	1,234,487	150,900	117,818	10,237,080
Gross loss	$(132,252)	$(150,650)	$(19,695)	$(33,173)	$(335,770)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (continued)

For The Six Months Ended September 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$11,829,408	$1,246,878	$301,557	$181,825	$13,559,668
COGS	13,521,389	1,460,477	407,537	202,738	15,592,141
Gross loss	$(1,691,981)	$(213,599)	$(105,980)	$(20,913)	$(2,032,473)

For The Six Months Ended September 30, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$18,449,402	$1,734,298	$164,018	$170,618	$20,518,336
COGS	16,745,697	2,000,664	175,866	213,096	19,135,323
Gross profit (loss)	$1,703,705	$(266,366)	$(11,848)	$(42,478)	$1,383,013

(m)	New Accounting Pronouncement

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in Note 2, “Basis of Presentation.”

On April 1, 2009, the FASB approved ASC 205-10 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement ASC 805 and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 205-10, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of ASC 205-10,.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of SFAS No. 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB. Also see Note 2.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Finished goods	$803,262	$182,559
Raw materials	885,351	1,006,135
Packing materials	499,908	489,932
Total inventories, net	$2,188,521	$1,678,626

The net book value of $803,262 and $182,559 of finished goods inventory is pledged as collateral for short-term debt at September 30, 2009 and March 31, 2009, respectively. See Note 12.

As of September 30, 2009 and 2008, the Company recorded a write-down of inventories to net realizable value of $987,124 and $110,245, respectively.

6.	DUE FROM EMPLOYEES

	September 30, 2009	March 31, 2009
	(Unaudited)
Current	$433,239	$18,424
Total amount due from employees	$433,239	$18,424

Amounts due from employees is interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent payments made by the Company on behalf of employees for their purchase of apartments.

7.	RELATED PARTY TRANSACTIONS

(I)	Due from Related Parties

	September 30, 2009	March 31, 2009
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$223,843	$253,959

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the six months ended September 30, 2009 and 2008, Huaiyang Desheng purchased $0 and $30,420 of raw materials from Henan Jinding, and sold $0 and $145,975 of finished goods to Henan Jinding. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties

		September 30, 2009	March 31, 2009
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$7,175,282	$4,973,742
Long Triumph Investments Limited	(b)	1,344,328	1,344,328
Chen Siqiang	(c)	1,025,040	1,024,006
Wang Guiquan	(d)	131,791	131,658
Zhou Dianchang	(e)	73,217	73,143
Mai Xiaofu	(f)	146,434	146,287
Yu Zhiyang	(g)	43,930	43,886
Yang Hongtao	(h)	43,930	43,886
Subtotal		$9,983,952	$7,780,936

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	631,589	422,472
Chen Siqiang	(c)	154,986	105,677
Wang Guiquan	(d)	18,380	12,042
Zhou Dianchang	(e)	10,211	6,690
Mai Xiaofu	(f)	21,047	14,004
Yu Zhiyang	(g)	6,314	4,201
Yang Hongtao	(h)	6,314	4,201
Subtotal		$848,841	$569,287

Total		$10,832,793	$8,350,223

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount is unsecured. Included in the $7,175,282 is $2,928,686, which has an interest rate of 8.748% per annum and is due on June 30, 2010. Also included in the $7,175,282 is $732,172, which has an interest rate of 15% per annum and is due on September 25, 2010, $439,303, which has an interest rate of 10.62% per annum and is due on August 13, 2010, $1,025,040, which has an interest rate of 10.62% per annum and is due on August 20, 2010, and $732,172, which has an interest rate of 10.62% per annum and is due on September 1, 2010. Interest expense for the six months ended September 30, 2009 and 2008 is $208,660 and $130,109, respectively. Of the $208,660 of interest expense, $153,775 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 11. The remaining balance of $1,317,909 is unsecured, interest free, and has no fixed repayment terms.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on February 3, 2010. The interest expense for the six months ended September 30, 2009 and 2008 of $49,202 and $45,525 was capitalized in construction in progress, since the amount was used for construction. Also see Note 11.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2010. The interest expense for the six months ended September 30, 2009 and 2008 of $6,326 and $5,911 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 11.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due April 18, 2010. The interest expense for the six months ended September 30, 2009 and 2008 of $3,514 and $3,187 was capitalized in construction in progress, since the amount was used for construction. Also see Note 11.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties (continued)

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the six months ended June 30, 2009 and 2008 of $7,029 and $7,001 was capitalized in construction in progress, since the amount was used for construction. Also see Note 11.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the six months ended September 30, 2009 and 2008 of $2,109 and $2,100 was capitalized in construction in progress, since the amount was used for construction. Also see Note 11.

(h)
 Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the six months September 30, 2009 and 2008 of $2,109 and $2,100 was capitalized in construction in progress, since the amount was used for construction. Also see Note 11.

8.	LONG-TERM INVESTMENT

	September 30, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$470,054	$469,580

The amounts represent a 3.07% interest in Luoshan Rural Credit Cooperatives and the Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method.

9.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
At cost:
Buildings	$2,435,310	$2,432,852
Machinery	25,175,861	25,102,781
Motor vehicles	329,210	328,878
Office equipment	272,731	269,743
	28,213,112	28,134,254
Less: Accumulated depreciation
Buildings	463,735	413,860
Machinery	9,893,003	8,699,555
Motor vehicles	223,136	196,885
Office equipment	153,174	128,485
	10,733,048	9,438,785
Plant and equipment, net	$17,480,064	$18,695,469

Depreciation expense for the six months ended September 30, 2009 and 2008 is $1,284,068 and $1,370,678, respectively.

The net book value of machinery of $7,329,427 and $7,322,029 are pledged as collateral for the long-term bank loans at September 30, 2009 and March 31, 2009, respectively. See Note 14.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

10.	LAND USE RIGHTS

	September 30, 2009	March 31, 2009
	(Unaudited)
Cost	$1,798,358	$1,796,542
Less: Accumulated amortization	177,335	159,190
Land use rights, net	$1,621,023	$1,637,352

Amortization expense for the six months ended September 30, 2009 and 2008 is $17,974 and $17,750, respectively.

The net book value of $1,621,023 and $0 of the land use rights are pledged as collateral for the short-term bank loans for the six months ending March 31, 2010 and March 31, 2009, respectively. See Note 12.

Amortization expense for the next five years and thereafter is as follows:

Six months ending March 31, 2010	$17,993
2011	35,967
2012	35,967
2013	35,967
2014	35,967
Thereafter	1,459,162
Total	$1,621,023

11.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2009 and March 31, 2009 consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Plant	$25,124,328	$23,461,536
Machinery	1,853,177	2,086,359
Other	238,442	155,973
	$27,215,947	$25,703,868

Capitalized interest for the six months ended September 30, 2009 and 2008 is $224,064 and $193,953, respectively.

The net book value of $3,138,527 and $3,108,009 of plant construction in progress is pledged as collateral for the short-term bank loans at September 30, 2009 and March 31, 2009, respectively. See Note 12.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

12.	SHORT-TERM DEBT

Short-term debt consists of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	$1,464,343	$-

Guangdong Development Bank, due May 13, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,393,031	-

Rural Credit Cooperatives, due June 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress.	556,450	-

Xinyang Commercial Bank, due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Rural Credit Cooperatives, due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Rural Credit Cooperatives, due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	571,094	570,517

Xinyang Commercial Bank, due August 3, 2009, interest rate at 11.34% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Xinyang Commercial Bank, due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory.	2,342,949	2,340,584

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	1,464,343	-

Notes Payable to Unrelated Companies:
Due July 15, 2009 (subsequently repaid on its due date)	-	731,433
Due July 16, 2009 (subsequently repaid on its due date)	-	731,433
Due July 23, 2009 (subsequently repaid on its due date)	-	877,719
Due August 10, 2009 (subsequently repaid on its due date)	-	585,146
Due October 29, 2009 (Subsequently repaid on its due date)	2,196,515	-
Due November 26, 2009	2,196,515	-
Due November 27, 2009	1,464,343	-

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	September 30, 2009	March 31, 2009
	(Unaudited)
Due December 26, 2009	2,928,686	-
Due January 22, 2010	732,172	-
Due January 23, 2010	1,610,778	-
Due February 25, 2010	585,737	-
Due April 28, 2009 (subsequently repaid on its due date)	-	731,433
Due April 30, 2009 (subsequently repaid on its due date)	-	1,462,866
Due May 24, 2009 (subsequently repaid on its due date)	-	877,719
Due May 25, 2009 (subsequently repaid on its due date)	-	877,719
Due May 26, 2009 (subsequently repaid on its due date)	-	1,024,006
Due May 27, 2009 (subsequently repaid on its due date)	-	877,719

Notes Payable to Unrelated Individuals:
Due December 3, 2009	559,379	558,814
Due April 13, 2010	439,303	-
	$23,505,638	$15,743,355

Interest expense for the six months ended September 30, 2009 and 2008 was $886,486 and $510,459, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $5,854 and $5,669 for the six months ended September 30, 2009 and 2008, respectively.

Notes payable to unrelated individuals are unsecured. The amount of $559,379 has an interest rate of 15% per annum and is due on December 3, 2009. The amount of $439,303 has an interest rate of 7.2% per annum and is due on Arpil 13, 2010.

Restricted cash of $7,321,716 and $4,388,596 is collateralized for the notes payable at September 30, 2009 and March 31, 2009, respectively.

Inventory of $803,262 and $182,559 is collateralized for the notes payable at September 30, 2009 and March 31, 2009, respectively.

The net book value of $803,262 and $182,559 of finished goods inventory is pledged as collateral for short-term bank loans at September 30, 2009 and March 31, 2009, respectively. See Note 5.

13.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at September 30, 2009 and March 31, 2009 is $531,557 and $531,020, respectively. The note is unsecured, interest free and due on December 31, 2010.

14.	LONG-TERM BANK LOAN

	September 30, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$2,928,686	$2,925,730

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

15.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

Income tax (expense) benefit for the six months ended September 30, 2009 and 2008 is summarized as follows:

	Six Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$81,465
Deferred:
CIT	(85,773)	(23,006)

Income tax (expense) benefit	$(85,773)	$58,459

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$1,559,789	$(46,916)
Permanent differences	-	105,375
Valuation allowance	(1,645,562)	-

Income tax	$(85,773)	$58,459

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

15.	INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2009 and March 31, 2009 are as follows:

	September 30, 2009	March 31, 2009
Deferred tax assets:	(Unaudited)
Current portion:
Cost of sales	$257,748	$169,956
Financial expense	13,890	13,876
Welfare	10,296	21,263
Provision for notes receivable	36,609	36,571
Other expense	50,398	65,738
Total current deferred tax assets	368,941	307,404
Non-current portion:
Net operating loss carry forward	1,424,193	1,422,756
Total non-current deferred tax assets	1,424,193	1,422,756
Total deferred tax assets	1,793,134	1,730,160

Deferred tax liabilities:
Current portion:
Cost of sales	363,585	348,565
Government grant	39,537	49,006
Investment income	17,252	17,233
Other expenses	25,476	17,428
Total current deferred tax liabilities	445,850	432,232
Non-current portion:
Amortization	29,347	26,586
Depreciation	557,214	425,656
Total non-current deferred tax liabilities	586,561	452,242
Total deferred tax liabilities	1,032,411	884,474

Net deferred tax assets	$760,723	$845,686

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of September 30, 2009, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2009 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
16.	CONTINGENCIES

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. As of November 16, 2009, Xi county government and Shiji Jinyuan did not pay the amount to the Company, as they plan to appeal the decision. At September 30, 2009, the Company has a reserve against the $650,000 note of $146,434 due to the uncertainty of collection.

17.	CAPITAL COMMITMENT

As of September 30, 2009, the Company entered into an agreement and made a down payment of $23,911,407  toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price of approximately $8.6 million prior to delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through September 30, 2009, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until March 2010.

18.	SUBSEQUENT EVENT

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 16, 2009, the date the unaudited condensed financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended September 30, 2009. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

Income taxes

The Company utilizes ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in Note 2, “Basis of Presentation.”

On April 1, 2009, the FASB approved ASC 205-10 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement ASC 805 and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 205-10, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of ASC 205-10,.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of SFAS No. 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB.

Overview

The Company was incorporated in the State of Delaware on November 15, 2004, and its operating subsidiary, Henan Jinding Chemical Industry Co. Ltd. (“Henan Jinding”), is headquartered in Henan Province, the PRC. The Company is a leading manufacturer and marketer of various products, including Urea, liquefied ammonia, ammonia water, methanol, ammonium bicarbonate and dimethyl ether (“DME”).

On October 11, 2006, a share exchange agreement was entered into by and among the Company, Kinfair Holdings Limited (“KHL”) and KHL’s shareholders, whereby the Company issued 7,500,000 shares, representing 59.34% of total common stock in exchange of 100% of KHL common stock (the “Share Exchange”). Henan Jinding is a wholly owned subsidiary of KHL. Jinding is the principal operating subsidiary of KHL.

After the Share Exchange, KHL and its wholly owned subsidiary, Henan Jinding, became a wholly-owned subsidiary of the Company and Henan Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations. The Share Exchange has been accounted for as the recapitalization of Henan Jinding.

On November 13, 2007, Luoshan Jinding Chemical Co., Ltd. (“Luoshan Jinding”) was incorporated as a wholly owned subsidiary of Henan Jinding under the laws of the PRC.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 as compared to
Three Months Ended September 30, 2008

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	7,553,115	100.00%	14,260,705	100.00%	(6,707,590)	(47.04)%
Cost of Goods Sold	(9,522,165)	(126.07)%	(15,212,114)	(106.67)%	5,689,949	(37.40)%
Gross (loss) profit	(1,969,050)	(26.07)%	(951,409)	(6.67)%	(1,017,641)	106.96%
General & administrative	478,077	6.33%	510,894	3.58%	(32,817)	(6.42)%
Selling and distribution	260,196	3.44%	291,657	2.05%	(31,461)	(10.79)%
Research and development	15,045	0.20%	89,982	0.63%	(74,937)	(83.28)%
(Loss) income from operations	(2,722,368)	(36.04)%	(1,843,942)	(12.93)%	(878,426)	47.64%
Interest expense, net	(426,547)	(5.65)%	(232,826)	(1.63)%	(193,721)	83.20%
Government grants	-	-	1,008,964	7.08%	(1,008,964)	(100)%
Other income (expenses), net	6,263	0.08%	(1,209)	(0.01)%	7,472	(618.03)%
(Loss) income before income taxes	(3,142,652)	(41.61)%	(1,069,013)	(7.50)%	(2,073,639)	193.98%
Income tax (expense) benefit	(30,763)	(0.41)%	478,567	3.36%	(509,330)	(106.43)%
Net (loss) income	(3,173,415)	(42.01)%	(590,446)	(4.14)%	(2,582,969)	437.46%
Foreign currency translation gain	17,756	0.24%	117,832	0.83%	(100,076)	(84.93)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net (loss) income per share, basic and diluted	(0.25)		(0.05)		(0.20)	-

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended September 30, 2009 were $7,553,115, which represented a decrease of 47.04% from the same period in the prior year. The decrease was mainly due to the following factors: (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price of Urea as compared to the same period last year.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	6,105,901	80.85%	8,601,623	60.32%	(2,495,722)	(29.01)%
Ammonium bicarbonate	575,771	7.62%	1,083,837	7.60%	(508,066)	(46.88)%
Methanol	712,459	9.43%	366,753	2.57%	345,706	94.26%
Liquefied Ammonia	83,278	1.10%	131,205	0.92%	(47,927)	(36.53)%
DME	-	-	3,992,642	28.00%	(3,992,642)	(100.00)%
Ammonia Water	75,706	1.00%	84,645	0.59%	(8,939)	(10.56)%
Total	7,553,115	100.00%	14,260,705	100.00%	(6,707,590)	(47.04)%

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	2,616,881	34.64%	3,947,312	27.68%	(1,330,431)	(33.70)%
Guangdong Province	3,869,100	51.23%	7,397,425	51.87%	(3,528,325)	(47.70)%
Hubei Province	170,655	2.26%	1,074,404	7.53%	(903,749)	(84.12)%
Anhui Province	839,772	11.12%	525,106	3.68%	314,666	59.92%
Hunan Province	31,523	0.42%	-	-	31,523	100.00%
Hebei Province	25,184	0.33%	7,482	0.05%	17,702	236.59%
Jiangxi Province	-	-	33,745	0.24%	(33,745)	(100.00)%
Shandong Province	-	-	1,275,231	8.95%	(1,275,231)	(100.00)%
Total	7,553,115	100.00%	14,260,705	100.00%	(6,707,590)	(47.04)%

The sales for the three months ended September 30, 2009 in Anhui Province, Hunan Province and Hebei Province increased by 59.92%, 100% and 236.59% respectively as compared to the same period last year. This increase was mainly attributable to the fact that the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the three months ended September 30, 2009 in other provinces decreased as compared to the same period last year. The decrease was mainly due to the decrease in the selling price of DME and Urea. As a result, the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily, and the sales of Urea and DME decreased in these provinces. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Cost of Goods Sold (“COGS”) for the three months ended September 30, 2009 was $9,522,165, which was 126.07% of total revenues and represents a 37.40% decrease, as compared to $15,212,114, and 106.67% of total revenues for the three months ended September 30, 2008. This was mainly due to the decrease in sales volume of DME and Ammonium bicarbonate as compared to the same period last year.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS.

Gross profit is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products. The Company’s COGS line item does not include any inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.  The Company’s gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in COGS and others exclude a portion of them from gross profit.

Gross profit decreased by $1,017,641, or 106.96%, to $ (1,969,050) for the three months ended September 30, 2009 as compared to $ (951,409) for the three months ended September 30, 2008. This decrease was mainly due to the fact that the decrease in the selling price was greater than the decrease in the corresponding cost per unit.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2010Q2	Revenues	-	712,459	6,105,901	575,771	83,278	75,706
	COGS	-	1,120,855	7,436,132	755,343	123,020	86,815
	Gross (Loss) Profit	-	(408,396)	(1,330,231)	(179,572)	(39,742)	(11,109)
	Gross Margin	-	(57.32)%	(21.79)%	(31.19)%	(47.72)%	(14.67)%
2009Q2	Revenues	3,992,642	366,753	8,601,623	1,083,837	131,205	84,645
	COGS	4,529,406	445,628	8,733,875	1,234,487	150,900	117,818
	Gross Profit (Loss)	(536,764)	(78,875)	(132,252)	(150,650)	(19,695)	(33,173)
	Gross Margin	(13.44)%	(21.51)%	(1.54)%	(13.90)%	(15.01)%	(39.19)%
Changes	Revenues	(3,992,642)	345,706	(2,495,722)	(508,066)	(47,927)	(8,939)
	Revenue Growth	(100)%	94.26%	(29.01)%	(46.88)%	(36.53)%	(10.56)%

Sales of Urea decreased $2,495,722, or 29.01%, to $6,105,901 for the three months ended September 30, 2009, as compared to $8,601,623 for the three months ended September 30, 2008. This decrease was mainly due to the decrease in the selling price as compared to the same period of last year.

The gross margin of Urea decreased to (21.79)% for the three months ended September 30, 2009, as compared to (1.54)% for the three months ended September 30, 2008. This was mainly due to the decrease in the selling price as compared to the same period of last year.

Sales of ammonium bicarbonate for the three months ended September 30, 2009 were $575,771, which represented a decrease of 46.88% from the same period in the prior year. This was mainly due to the decrease in sales volume and the selling price of ammonium bicarbonate as compared to the same period of last year.

The gross margins of ammonium bicarbonate decreased to (31.19)% for the three months ended September 30, 2009 as compared to (13.90)% for the same period of the prior year. This was mainly due to the decrease in the selling price as compared to the same period of last year.

Sales of methanol for the three months ended September 30, 2009 increased 94.26% to $712,459, from $366,753 for the three months ended September 30, 2008. This increase was mainly due to the increase in sales volume of Methanol as compared to the same period of last year. Methanol incurred a negative gross margin of 57.32% for the three months ended September 30, 2009, which was mainly due to the decrease in the selling price as compared to the same period of last year.

Sales of liquefied ammonia decreased $47,927, or 36.53%, to $83,278 for the three months ended September 30, 2009, as compared to $131,205 for the three months ended September 30, 2008. This was mainly due to the decrease in sales volume and the selling price of liquefied ammonia as compared to the same period last year.

The gross margin of liquefied ammonia decreased to (47.72)% for the three months ended September 30, 2009, as compared to (15.01)% for the three months ended September 30, 2008. This was mainly due to the decrease in the selling price as compared to the same period of last year.

Sales of DME decreased to $0 for the three months ended September 30, 2009. This decrease was mainly due to the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Sales of ammonia water decreased $8,939, or 10.56%, to $75,706 for the three months ended September 30, 2009 as compared to $84,645 for the three months ended September 30, 2008. This was mainly due to the decrease in both sales volume and selling price of ammonia water as compared to the same period last year.

The gross margin of ammonia water increased to (14.67) % for the three months ended September 30, 2009 as compared to (39.19) % for the same period prior year. This was mainly due to the fact that the decrease in the selling price was lower than the decrease in the corresponding cost per unit.

Operating Expenses

The Company incurred selling and distribution expenses of $260,196 for the three months ended September 30, 2009, a decrease of $31,461, or 10.79%, as compared to $291,657 for the three months ended September 30, 2008.

The Company incurred general and administrative expenses of $478,077 for the three months ended September 30, 2009, representing a decrease of $32,817, or 6.42%, as compared to $510,894 for the three months ended September 30, 2008. This was mainly due to the decrease in consulting fees and evaluation fees as compared to the same period last year.

The Company incurred R&D expenses of $15,045 for the three months ended September 30, 2009, representing a decrease of $74,937, or 83.28%, compared to $89,982 for the three months ended September 30, 2008. This was mainly due to the decrease in consulting fees and evaluation fees of R&D project as compared to the same period last year.

Income Tax

The Company incurred income tax expense of $30,763 for the three months ended September 30, 2009, an increase of $509,330, or 106.43%, as compared to income tax benefit of $478,567 for the three months ended September 30, 2008. This increase is mainly attributable to the increase in the Company’s deferred income taxes expenses.

Net (Loss) Income

The Company’s net loss of $3,173,415 for the three months ended September 30, 2009 represented a decrease of $2,582,969, or 437.46%, as compared to a net loss of $590,446 for the three months ended September 30, 2008. This decrease was mainly due to the following factors: (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price of Urea as compared to the same period last year, which resulted in the decrease in the sales revenue of Urea.

Six Months Ended September 30, 2009 as compared to
Six Months Ended September 30, 2008

	Six Months Ended September 30, 2009		Six Months Ended September 30, 2008		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	15,937,433	100.00%	30,107,977	100.00%	(14,170,544)	(47.07)%
Cost of Goods Sold	(19,494,540)	(122.32)%	(28,332,521)	(94.10)%	8,837,981	(31.19)%
Gross (loss) profit	(3,557,107)	(22.32)%	1,775,456	5.90%	(5,332,563)	(300.35)%
General & administrative	1,206,715	7.57%	1,457,664	4.84%	(250,949)	(17.22)%
Selling and distribution	547,716	3.44%	567,093	1.88%	(19,377)	(3.42)%
Research and development	42,673	0.27%	109,435	0.36%	(66,762)	(61.01)%
Loss from operations	(5,354,211)	(33.60)%	(358,736)	(1.19)%	(4,995,475)	1392.52%
Interest expense, net	(887,699)	(5.57)%	(417,440)	(1.39)%	(470,259)	112.65%
Government grants	-	-	997,297	3.31%	(997,297)	(100)%
Other income (expenses), net	2,754	0.02%	(33,457)	(0.11)%	36,211	(108.23)%
(Loss) income before income taxes	(6,239,156)	(39.15)%	187,664	0.62%	(6,426,820)	(3424.64)%
Income tax (expense) benefit	(85,773)	(0.54)%	58,459	0.19%	(144,232)	(246.72)%
Net (loss) income	(6,324,929)	(39.69)%	246,123	0.82%	(6,571,052)	(2669.82)%
Foreign currency translation gain	7,743	0.05%	549,315	1.82%	(541,572)	(98.59)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net (loss) income per share, basic and diluted	(0.50)		0.02		(0.52)	-

Revenues

Revenues for the six months ended September 30, 2009 were $15,937,433, which represented a decrease of 47.07% from the same period in the prior year. The decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and the sales volume of Urea as compared to the same period last year.

	Six Months Ended September 30, 2009		Six Months Ended September 30, 2008		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	11,829,408	74.23%	18,449,402	61.28%	(6,619,994)	(35.88)%
Ammonium bicarbonate	1,246,878	7.82%	1,734,298	5.76%	(487,420)	(28.10)%
Methanol	2,377,765	14.92%	712,843	2.37%	1,664,922	233.56%
Liquefied Ammonia	301,557	1.89%	164,018	0.54%	137,539	83.86%
DME	-	-	8,876,798	29.48%	(8,876,798)	(100.00)%
Ammonia Water	181,825	1.14%	170,618	0.57%	11,207	6.57%
Total	15,937,433	100.00%	30,107,977	100.00%	(14,170,544)	(47.07)%

Sales of Urea decreased $6,619,994, or 35.88%, to $11,829,408 for the six months ended September 30, 2009 as compared to $18,449,402 for the six months ended September 30, 2008. This was mainly due to the decrease in sales volume and the selling price of Urea as compared to the same period of last year.

Sales of DME decreased to $0 for the six months ended September 30, 2009. This decrease was mainly due to the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Divided by Regions

	Six Months Ended September 30, 2009		Six Months Ended September 30, 2008		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	5,485,364	34.43%	10,990,900	36.50%	(5,505,536)	(50.09)%
Guangdong Province	7,008,470	43.97%	12,442,728	41.33%	(5,434,258)	(43.67)%
Hubei Province	347,487	2.18%	2,987,137	9.92%	(2,639,650)	(88.37)%
Anhui Province	2,939,057	18.44%	1,180,292	3.92%	1,758,765	149.01%
Hunan Province	94,521	0.59%	69,664	0.23%	24,857	35.68%
Hebei Province	32,110	0.20%	476,890	1.58%	(444,780)	(93.27)%
Jiangxi Province	30,424	0.19%	290,517	0.96%	(260,093)	(89.53)%
Shandong Province	-	-	1,669,849	5.55%	(1,669,849)	(100.00)%
Total	15,937,433	100.00%	30,107,977	100.00%	(14,170,544)	(47.07)%

The sales for the six months ended September 30, 2009 in the Anhui Province and Hunan Province increased by 149.01% and 35.68% respectively as compared to the same period last year. This increase was mainly attributable to the fact that the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the six months ended September 30, 2009 in other provinces decreased as compared to the same period last year. The decrease was mainly due to the decrease in the selling price of DME and Urea. As a result, the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily, and the sales of Urea and DME decreased in these provinces. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Cost of Goods Sold

Cost of Goods Sold (“COGS”) for the six months ended September 30, 2009 was $19,494,540, which is 122.32% of total revenues and represents a 31.19% decrease as compared to $28,332,521 and 94.1% of total revenues for the six months ended September 30, 2008. This was mainly due to the decrease in sales volume of products as compared to the same period last year.

Gross Profit

Gross profit decreased $5,332,563, or 300.35%, to $(3,557,107) for the six months ended September 30, 2009 as compared to $1,775,456 for the six months ended September 30, 2008. This decrease was mainly due to the decrease in sales volume and the selling price of product as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $547,716 for the six months ended September 30, 2009, a decrease of $19,377, or 3.42%, as compared to $567,093 for the six months ended September 30, 2008.

The Company incurred general and administrative expenses of $1,206,715 for the six months ended September 30, 2009, representing a decrease of $250,949 or 17.22%, as compared to $1,457,664 for the six months ended September 30, 2008. This was mainly due to the decrease in consulting fees as compared to the same period last year.

The Company incurred R&D expenses of $42,673 for the six months ended September 30, 2009, representing a decrease of $66,762, or 61.01%, compared to $109,435 for the six months ended September 30, 2008. This was mainly due to the decrease in consulting fees and evaluation fees of R&D project as compared to the same period last year.

Income from Operations

Consolidated operating income for the six months ended September 30, 2009 decreased 1392.52% to a loss from operations of $5,354,211 from loss from operations of $358,736 for the six months ended September 30, 2008. This decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and sales volume of Urea as compared to the same period last year, which resulted in the decrease in the sales revenue of Urea.

Income Tax

The Company incurred income tax expense of $85,773 for the six months ended September 30, 2009, a decrease of $144,232, or 246.72%, as compared to income tax benefit of $58,459 for the six months ended September 30, 2008. This increase is mainly attributable to the increase in the Company’s deferred income taxes expenses.

Net Income (Loss)

The Company’s net loss of $6,324,929 for the six months ended September 30, 2009 represented a decrease of $6,571,052, or 2669.82%, as compared to a net income of $246,123 for the six months ended September 30, 2008. This decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and sales volume of Urea as compared to the same period last year, which resulted in the decrease in the sales revenue of Urea.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended September 30,
	2009	2008
Net cash provided by (used in)
Operating activities	$(6,574,375)	$5,284,201
Investing activities	(3,201,599)	(12,684,597)
Financing activities	9,522,983	1,657,999
Net change in cash and cash equivalents	(252,991)	(5,742,397)

Effect of exchange rate changes on cash and cash equivalents	(35,145)	115,520

Cash and cash equivalents at beginning of period	410,870	7,487,808

Cash and cash equivalents at end of period	$122,734	$1,860,931

Cash flows used in operating activities during the six months ended September 30, 2009 amounted to $6,574,375, which was mainly due to the Company’s net loss of $6,324,929 in the reporting period and the decrease in accounts payable by $1,537,352.

As of September 30, 2009, the cash used in investing activities was $3,201,599, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of September 30, 2009, the cash provided by financing activities was $9,522,983, which represented the proceeds from short-term debt in the reporting period.

Liquidity

The Company has a working capital deficit of $37,516,070 as of September 30, 2009, and the Company incurred a net loss of $6,324,929 for the six months ended September 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements for the next twelve months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The major shareholder has committed to provide financial assistance of RMB 50 to 80 million (approximately $7.3 to $11.7 million) over the next few years, if necessary.

On October 23, 2009, the Company obtained a short-term bank loan for RMB 3.9 million (approximately $0.57 million) with an interest rate of 10.62% per annum from Rural Credit Cooperatives, which is due on October 15, 2010. The Company’s construction in progress is pledged as collateral for the short-term bank loan.

Capital Resources

As of September 30, 2009, our total assets were $61,286,830 and our total liabilities were $53,585,749. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 87%.

As of September 30, 2009, our total assets were $61,286,830 and our operating revenue for the six months ended September 30, 2009 was $15,937,433, reflecting a total asset turnover of 0.26.

As of September 30, 2009, we had working capital deficit of $37,516,070. This was mainly due to a change from net income to net loss as compared to the same period last year.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (“Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. As of November 16, 2009, Xi county government and Shiji Jinyuan did not pay the amount to the Company, as they plan to appeal the decision. At September 30, 2009, the Company has a reserve against the $650,000 note of $146,434 due to the uncertainty of collection.

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

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended September 30, 2009.

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

DATED:  November 16, 2009

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