Form 10-Q
period 2009-12-31
New Oriental Energy & Chemical Corp.
filed 2010-02-16
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-33470

NEW ORIENTAL ENERGY & CHEMICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1917956 (I.R.S. Employer Identification No.)

Xicheng Industrial Zone of Luoshan, Xinyang Henan Province, The People’s Republic of China (Address of principal executive offices)	`	464200 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010
Common Stock, $.001 par value per share	12,640,000 shares

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2009 And 2008

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited)
and March 31, 2009	F-2

Condensed Consolidated Statements Operations and Comprehensive Loss
for the Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
December 31, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the Three and Nine
Months Ended December 31, 2009 and 2008 (Unaudited)	F-5-18

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267,333	$410,870
Restricted cash	3,661,287	4,388,596
Notes receivable, net of reserve of $146,451 and $146,287 at December 31, 2009 and March 31, 2009, respectively	585,806	722,242
Inventories, net	4,981,091	1,678,626
Prepayments for goods	925,714	301,450
Due from employees	431,147	18,424
Other assets	5,475	19,152
Due from a related party	223,869	253,959
Deferred taxes	155,887	307,404
Total current assets	11,237,609	8,100,723

Long-term investment	-	469,580
Plant and equipment, net	16,850,398	18,695,469
Land use rights, net	1,612,220	1,637,352
Construction in progress	27,953,577	25,703,868
Deposits	1,208,270	2,123,963
Deferred taxes	1,424,359	1,422,756
Other long-term assets	8,975	11,049
Total long-term assets	49,057,799	50,064,037

TOTAL ASSETS	$60,295,408	$58,164,760

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,275,214	$9,697,419
Other payables and accrued liabilities	1,146,628	887,920
Short-term debt	18,236,138	15,743,355
Customer deposits	7,102,482	2,907,587
Due to employees	27,644	11,419
Payable to contractors	1,298,728	1,477,066
Due to related parties	13,860,469	8,350,223
Deferred taxes	445,755	432,232
Taxes payable	570,618	570,009
Total current liabilities	49,963,676	40,077,230

LONG-TERM LIABILITIES
Long-term bank loan	2,929,030	2,925,730
Long-term note payable	531,619	531,020
Deferred taxes	654,500	452,242
Due to employees	130,983	160,271
Total long-term liabilities	4,246,132	4,069,263

TOTAL LIABILITIES	$54,209,808	$44,146,493

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding at December 31,2009 and March 31, 2009, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $0 and $950,327 at December 31, 2009 and March 31, 2009, respectively)	(1,043,430)	6,897,492
Accumulated other comprehensive income	2,543,185	2,534,930
TOTAL SHAREHOLDERS' EQUITY	6,085,600	14,018,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,295,408	$58,164,760

See accompanying notes to the condensed consolidated financial statements.

 NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

REVENUES	$8,770,449	$10,614,418	$24,704,321	$40,533,491

COST OF GOODS SOLD	(8,515,088)	(11,971,384)	(28,006,407)	(40,097,429)

GROSS PROFIT (LOSS)	255,361	(1,356,966)	(3,302,086)	436,062

General and administrative	622,722	546,822	1,829,231	1,996,928

Selling and distribution	367,075	367,424	914,635	928,534

Research and development	14,707	14,292	57,375	123,392

LOSS FROM OPERATIONS	(749,143)	(2,285,504)	(6,103,327)	(2,612,792)

OTHER INCOME (EXPENSES)

Interest expense, net	(597,012)	(485,891)	(1,484,457)	(897,869)

Government grants	-	501,622	-	1,490,489

Other income (expenses), net	10,551	-	13,300	(33,418)

LOSS BEFORE INCOME TAXES	(1,335,604)	(2,269,773)	(7,574,484)	(2,053,590)

INCOME TAX (EXPENSE) BENEFIT	(280,804)	138,946	(366,438)	195,324

NET LOSS	(1,616,408)	(2,130,827)	(7,940,922)	(1,858,266)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	18,681	73,288	8,255	478,332

OTHER COMPREHENSIVE INCOME	18,681	73,288	8,255	478,332

COMPREHENSIVE LOSS	$(1,597,727)	$(2,057,539)	$(7,932,667)	$(1,379,934)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000	12,640,000	12,640,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.13)	$(0.17)	$(0.63)	$(0.15)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,940,922)	$(1,858,266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,951,571	2,044,546
Gain on disposal of plant and equipment	-	(2,844)
Deferred taxes	365,695	46,180
Write-down of inventories to net realizable value	146,674	158,980

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(3,449,139)	(2,105,005)
Prepayments for goods	(624,264)	939,173
Other assets	13,677	86,190
Due from a related party	30,090	(254,317)

Increase (Decrease) In:
Accounts payable	(2,422,205)	5,281,606
Other payables and accrued liabilities	258,708	103,228
Customer deposits	4,194,895	2,645,247
Due to employees	16,225	12,421
Due to a related party	(47,265)	28,873
Taxes payable	-	(790,367)
Net cash (used in) provided by operating activities	(7,506,260)	6,335,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	727,309	1,049,379
Payment for long-term investment	-	(433,100)
Purchases of plant and equipment	(31,782)	(150,033)
Purchases of construction in progress	(2,001,416)	(13,378,109)
Deposits	917,564	(42,781)
Purchases of other long-term assets	-	(9,961)
Proceeds from disposition of long-term investment	469,841	-
Proceeds on disposal of plant and equipment	-	96,197
Due from employees	(412,723)	(14,571)
Notes receivable	137,172	67,516
Net cash provided by (used in) investing activities	(194,035)	(12,815,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	26,448,676	22,365,306
Repayments of short-term debt	(23,975,059)	(25,022,377)
Due to related parties	5,122,876	1,950,848
Net cash provided by (used in) financing activities	7,596,493	(706,223)

NET DECREASE IN CASH AND CASH QUIVALENTS	(103,802)	(7,186,041)

Effect of exchange rate changes on cash	(39,735)	144,261
Cash and cash equivalents at beginning of period	410,870	7,487,808

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267,333	$446,028

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$591,904
Interest paid	$856,989	$366,391

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine months ended December 31, 2009 and 2008, $25,653 and $761,243, respectively, was transferred from construction in progress to plant and equipment.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $7,940,922 for the nine months ended December 31, 2009, and has a working capital deficit of $38,726,067 at December 31, 2009.

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

On January 4, 2010, the Company obtained a short-term bank loan for RMB 16 million (approximately $2.34 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on January 4, 2011. See Note 17.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)  Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)  Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) (100% subsidiary of KHL)

(iii)  Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) (100% subsidiary of Henan Jinding)

Inter-company accounts and transactions have been eliminated in consolidation.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Nine Months Ended December 31,		As of December 31,	As of March 31,
	2009	2008	2009	2009
Company A	20.68%	3.11%	61.80%	49.94%
Company B	16.59%	11.32%	8.39%	14.45%
Company C	6.84%	22.28%	3.43%	3.56%
Company D	5.58%	-	11.82%	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Nine Months Ended December 31,		As of December 31, 2009	As of March 31, 2009
	2009	2008
Company E	25.81%	-	58.08%	-
Company F	21.27%	17.09%	13.08%	9.52%
Company G	15.92%	15.23%	3.34%	6.89%
Company H	14.15%	0.38%	5.02%	12.27%
Company I	11.62%	20.82%	6.39%	1.39%

The sole market of the Company is the PRC for the nine months ended December 31, 2009 and 2008.

(c)	Economic and Political Risks

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of December 31,2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$267,333	$267,333	$-	$-
Restricted cash	$3,661,287	$3,661,287	$-	$-

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

Restricted cash represents time deposits on account to secure short-term debt. See Note 12. These balances are subject to withdrawal restrictions and totaled $3,661,287 and $4,388,596 as of December 31, 2009 and March 31, 2009, respectively.

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

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the nine months ended December 31, 2009 and 2008 was $423,836 and $288,709, respectively.

(i)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	December 31, 2009	March 31, 2009	December 31, 2008
Year end RMB: $ exchange rate	6.8282	6.8359	-
Average yearly RMB: $ exchange rate	6.8321	-	6.9268

(k)	Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine months ended December 31, 2009 and 2008.

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

Fuel Segment:

For The Three Months Ended December 31, 2009
	DME	Methanol	Segment Total
Revenues	-	$1,180,852	$1,180,852
COGS	-	1,393,273	1,393,273
Gross loss	-	$(212,421)	$(212,421)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

For The Three Months Ended December 31, 2008
	DME	Methanol	Segment Total
Revenues	$2,254,460	$199,899		$2,454,359
COGS	2,865,038	299,189		3,164,227
Gross loss	$(610,578)	$(99,290)	$

For The Nine Months Ended December 31, 2009
	DME	Methanol	Segment Total
Revenues	-	$3,558,221	$3,558,221
COGS	-	5,272,545	5,272,545
Gross loss	-	$(1,714,324)	$(1,714,324)

For The Nine Months Ended December 31, 2008
	DME	Methanol	Segment Total
Revenues	$11,090,320	$909,053	$11,999,373
COGS	11,310,064	972,846	12,282,910
Gross loss	$(219,744)	$(63,793)	$(283,537)

Fertilizer Segment:

For The Three Months Ended December 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,419,619	$834,984	$217,468	$117,526	$7,589,597
COGS	5,918,724	884,773	210,776	107,542	7,121,815
Gross profit (loss)	$500,895	$(49,789)	$6,692	$9,984	$467,782

For The Three Months Ended December 31, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,255,938	$1,137,658	$647,371	$119,092	$8,160,059
COGS	6,788,555	1,070,997	822,863	124,742	8,807,157
Gross (loss) profit	$(532,617)	$66,661	$(175,492)	$(5,650)	$(647,098)

For The Nine Months Ended December 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$18,246,429	$2,081,507	$518,877	$299,287	$21,146,100
COGS	19,438,789	2,363,438	620,220	311,415	22,733,862
Gross loss	$(1,192,360)	$(281,931)	$(101,343)	$(12,128)	$(1,587,762)

For The Nine Months Ended December 31, 2008
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$24,593,181	$2,853,455	$799,867	$287,615	$28,534,118
COGS	23,407,650	3,060,673	1,009,359	336,837	27,814,519
Gross profit (loss)	$1,185,531	$(207,218)	$(209,492)	$(49,222)	$719,599

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	New Accounting Pronouncements

On April 1, 2009, the FASB approved ASC 205-10 (formerly FSP FAS 141(R)-1) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement ASC 805 and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 205-10, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of ASC 205-10.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1) Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R)), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of SFAS No. 167.

5.	INVENTORIES

Inventories consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Finished goods	$2,477,738	$182,559
Raw materials	1,958,530	1,006,135
Packing materials	544,823	489,932
Total inventories, net	$4,981,091	$1,678,626

The net book value of $2,477,738 and $182,559 of finished goods inventory is pledged as collateral for short-term debt at December 31, 2009 and March 31, 2009, respectively. See Note 11.

For the nine months ended December 31, 2009 and 2008, the Company recorded a write-down of inventories to net realizable value of $146,674 and $158,980, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

(I)	Due from Related Parties

	December 31, 2009	March 31, 2009
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$223,869	$253,959

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the nine months ended December 31, 2009 and 2008, Huaiyang Desheng purchased $0 and $29,944 of raw materials from Henan Jinding, and sold $0 and $68,051 of finished goods to Henan Jinding. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

(II)	Due to Related Parties

		December 31, 2009	March 31, 2009
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$10,105,152	$4,973,742
Long Triumph Investments Limited	(b)	1,344,328	1,344,328
Chen Siqiang	(c)	1,025,160	1,024,006
Wang Guiquan	(d)	131,806	131,658
Zhou Dianchang	(e)	73,226	73,143
Mai Xiaofu	(f)	146,451	146,287
Yu Zhiyang	(g)	43,935	43,886
Yang Hongtao	(h)	43,935	43,886
Subtotal		$12,913,993	$7,780,936

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	694,049	422,472
Chen Siqiang	(c)	179,608	105,677
Wang Guiquan	(d)	21,546	12,042
Zhou Dianchang	(e)	11,970	6,690
Mai Xiaofu	(f)	24,565	14,004
Yu Zhiyang	(g)	7,369	4,201
Yang Hongtao	(h)	7,369	4,201
Subtotal		$946,476	$569,287

Total		$13,860,469	$8,350,223

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount is unsecured. Included in the $10,105,152 is $2,929,032 which has an interest rate of 8.748% per annum and is due on June 30, 2010. Also included in the $10,105,152 is $732,257, which has an interest rate of 15% per annum and is due on September 25, 2010, $439,354, which has an interest rate of 10.62% per annum and is due on August 13, 2010, $1,025,160, which has an interest rate of 10.62% per annum and is due on August 20, 2010, $732,257, which has an interest rate of 10.62% per annum and is due on September 1, 2010, $585,806, which has an interest rate of 10.62% per annum and is due on October 9, 2010, $878,709, which has an interest rate of 10.62% per annum and is due on October 14, 2010, $732,257, which has an interest rate of 10.62% per annum and is due on December 10, 2010, $439,354, which has an interest rate of 10.62% per annum and is due on December 28, 2010, and $292,903, which has an interest rate of 10.62% per annum and is due on December 31, 2010. Interest expense for the nine months ended December 31, 2009 and 2008 is $401,028 and $220,867, respectively. Of the $401,028 of interest expense, $318,391 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10. The remaining balance of $1,318,063 is unsecured, interest free, and has no fixed repayment terms.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties (continued)

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on February 3, 2010. The interest expense for the nine months    ended December 31, 2009 and 2008 of $73,812 and $69,065 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 18, 2010. The interest expense for the nine months ended December 31, 2009 and 2008 of $9,490 and $8,766 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due April 18, 2010. The interest expense for the nine months ended December 31, 2009 and 2008 of $5,272 and $4,870 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the nine months ended December 31, 2009 and 2008 of $10,545 and $10,356 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the nine months ended December 31, 2009 and 2008 of $3,163 and $3,107 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on April 2, 2010. The interest expense for the nine months ended December 31, 2009, 2009 and 2008 of $3,163 and $3,107 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(III)	Due from employees

	December 31, 2009	March 31, 2009
	(Unaudited)
Current	$431,147	$18,424
Total amounts due from employees	$431,147	$18,424

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent payments made by the Company on behalf of employees for their purchase of apartments.

7.	LONG-TERM INVESTMENT

	December 31, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$-	$469,580

The amount represented a 3.07% interest in Luoshan Rural Credit Cooperatives and the Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method. In November 2009, the Company sold all its interest in Luoshan Rural Credit Cooperative, for $469,841. The net gain from the sale was $261 and is included in “Other income” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

8.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
At cost:
Buildings	$2,435,595	$2,432,852
Machinery	25,185,840	25,102,781
Motor vehicles	329,249	328,878
Office equipment	272,764	269,743
	28,223,448	28,134,254
Less: Accumulated depreciation
Buildings	488,485	413,860
Machinery	10,483,935	8,699,555
Motor vehicles	235,282	196,885
Office equipment	165,348	128,485
	11,373,050	9,438,785
Plant and equipment, net	$16,850,398	$18,695,469

Depreciation expense for the nine months ended December 31, 2009 and 2008 is $1,922,522 and $2,016,890, respectively.

The net book value of machinery of $7,330,286 and $7,322,029 is pledged as collateral for a long-term bank loan at December 31, 2009 and March 31, 2009, respectively. See Note 13.

9.	LAND USE RIGHTS

	December 31, 2009	March 31, 2009
	(Unaudited)
Cost	$1,798,568	$1,796,542
Less: Accumulated amortization	186,348	159,190
Land use rights, net	$1,612,220	$1,637,352

Amortization expense for the nine months ended December 31, 2009 and 2008 is $26,963 and $26,595, respectively.

The net book value of $1,612,220 and $0 of land use rights are pledged as collateral for short-term bank loans at December 31, 2009 and March 31, 2009, respectively. See Note 11.

Amortization expense for the next five years and thereafter is as follows:

Three months ended March 31, 2010	$8,993
2011	35,971
2012	35,971
2013	35,971
2014	35,971
Thereafter	1,459,343
Total	$1,612,220

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

10.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Plant	$25,782,526	$23,461,536
Machinery	1,860,321	2,086,359
Other	310,730	155,973
	$27,953,577	$25,703,868

Capitalized interest for the nine months ended December 31, 2009 and 2008 is $423,836 and $288,709, respectively.

Plant construction in progress of $3,138,895 and $3,107,418 is pledged as collateral for the short-term bank loans at December 31, 2009 and March 31, 2009, respectively. See Note 11.

11.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)
Bank Loans:

Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	$1,464,515	$-

Guangdong Development Bank, due May 13, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,393,544	-

Rural Credit Cooperatives, due June 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress.	556,516	-

Rural Credit Cooperatives, due October 23, 2010, interest rate at 10.62% per annum, collateralized by construction in progress.	571,161	-

Xinyang Commercial Bank, due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Rural Credit Cooperatives, due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Rural Credit Cooperatives, due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Xinyang Commercial Bank, due August 3, 2009, interest rate at 11.34% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	December 31, 2009	March 31, 2009
	(Unaudited)

Xinyang Commercial Bank, due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	$-	$2,340,584

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	1,464,515	-

Notes Payable to Unrelated Companies:
Due July 15, 2009 (subsequently repaid on its due date)	-	731,433
Due July 16, 2009 (subsequently repaid on its due date)	-	731,433
Due July 23, 2009 (subsequently repaid on its due date)	-	877,719
Due August 10, 2009 (subsequently repaid on its due date)	-	585,146
Due January 22, 2010 (subsequently repaid on its due date)	732,257	-
Due January 23, 2010 (subsequently repaid on its due date)	1,610,966	-
Due February 25, 2010	585,806	-
Due May 2, 2010	2,196,772
Due May 26, 2010	2,196,772
Due January 5, 2010 (subsequently repaid on its due date)	1,464,515
Due April 28, 2009 (subsequently repaid on its due date)	-	731,433
Due April 30, 2009 (subsequently repaid on its due date)	-	1,462,866
Due May 24, 2009 (subsequently repaid on its due date)	-	877,719
Due May 25, 2009 (subsequently repaid on its due date)	-	877,719
Due May 26, 2009 (subsequently repaid on its due date)	-	1,024,006
Due May 27, 2009 (subsequently repaid on its due date)	-	877,719

Notes Payable to Unrelated Individuals:
Due June 3, 2010	559,445	558,814
Due April 13, 2010	439,354	-
	$18,236,138	$15,743,355

Interest expense for the nine months ended December 31, 2009 and 2008 was $1,287,211 and $934,740, respectively.

Notes payable to unrelated companies are interest-free and were paid on their due dates. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $8,050 and $8,467 for the nine months ended December 31, 2009 and 2008, respectively.

Notes payable to unrelated individuals are unsecured. The amount of $559,445 has an interest rate of 15% per annum and is due on June 3, 2010. The amount of $439,354 has an interest rate of 7.2% per annum and is due on April 13, 2010.

Restricted cash of $3,661,287 and $4,388,596 collateralizes notes payable at December 31, 2009 and March 31, 2009 respectively.

Inventory of $2,477,738 and $182,559 collateralizes notes payable at December 31, 2009 and March 31, 2009 respectively.

The net book value of $2,477,738 and $182,559 of finished goods inventory is pledged as collateral for short-term bank loans at December 31, 2009 and March 31, 2009 respectively. See Note 5.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

12.	LONG-TERM NOTES PAYABLE

In September 2003, the Company purchased a plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601. The remaining balance at December 31, 2009 and March 31, 2009 is $531,619 and $531,020, respectively. The note is unsecured, interest free and due on December 31, 2010. The Company estimates the note will be extended on its due date.

13.	LONG-TERM BANK LOAN

	December 31, 2009	March 31, 2009
	(Unaudited)

Luoshan Rural Credit Cooperatives	$2,929,030	$2,925,730

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 8.

14.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

Income tax (expense) benefit for the nine months ended December 31, 2009 and 2008 is summarized as follows:

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$225,079
Deferred:
CIT	(366,438)	(29,755)

Income tax (expense) benefit	$(366,438)	$195,324

The Company’s income tax (expense) benefit differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$1,893,621	$513,398
Permanent differences	-	(318,074)
Valuation allowance	(2,260,059)	-

Income tax (expense) benefit	$(366,438)	$195,324

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

14.	INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2009	March 31, 2009
	(Unaudited)
Deferred tax assets:
Current portion:
Cost of sales	$47,532	$169,956
Financial expense	12,171	13,876
Welfare	10,297	21,263
Provision for notes receivable	36,613	36,571
Other expense	49,274	65,738
Total current deferred tax assets	155,887	307,404
Non-current portion:
Net operating loss carry forward	3,684,418	1,422,756
Valuation allowance	(2,260,059)	-
Total non-current deferred tax assets	1,424,359	1,422,756
Total deferred tax assets	1,580,246	1,730,160

Deferred tax liabilities:
Current portion:
Cost of sales	368,201	348,565
Government grant	34,782	49,006
Investment income	17,254	17,233
Other expenses	25,518	17,428
Total current deferred tax liabilities	445,755	432,232
Non-current portion:
Amortization	30,718	26,586
Depreciation	623,782	425,656
Total non-current deferred tax liabilities	654,500	452,242
Total deferred tax liabilities	1,100,255	884,474

Net deferred tax assets	$479,991	$845,686

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

The PRC net loss carried forward for tax purposes will expire five years from when the loss is incurred. The expiring amounts for the five years after 2010 are as follows:

Expired year	Amount
2010	$-
2011	-
2012	-
2013	5,697,436
Total	$5,697,436

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

14.	INCOME TAXES (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. FASB ASC 740 (formerly SFAS No. 109 Accounting for Income Taxes) requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company estimates they will not have net operating income in the United States. As such, the Company recorded a 100% valuation allowance against its net deferred tax asset associated with net operating loss carry forward as of December 31, 2009.  The Company also files certain tax returns in the PRC. As of December 31, 2009 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province, the final judgement is pending. At December 31, 2009, the Company has a reserve against the $650,000 note of $146,451 due to the uncertainty of collection.

16.	CAPITAL COMMITMENT

As of December 31, 2009, the Company entered into an agreement and made a down payment of $2.48 million toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price of approximately $8.1 million prior to delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through December 31, 2009, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until June 2010.

17.	SUBSEQUENT EVENT

On January 4, 2010, the Company obtained a short-term bank loan for RMB 16 million (approximately $2.34 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on January 4, 2011. The Company’s finished goods inventory is pledged as collateral for the short-term bank loan.

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through February 16, 2010, the date the unaudited condensed financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended December 31, 2009. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

On April 1, 2009, the FASB approved ASC 205-10 (formerly FSP FAS 141(R)-1) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement ASC 805 and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 205-10, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the impact of the adoption of ASC 205-10.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company is currently evaluating the impact of the adoption of SFAS No. 167.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 as Compared to
Three Months Ended December 31, 2008

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	8,770,449	100.00%	10,614,418	100.00%	(1,843,969)	(17.37)%
Cost of Goods Sold	(8,515,088)	(97.09)%	(11,971,384)	(112.78)%	3,456,296	(28.87)%
Gross profit (loss)	255,361	2.91%	(1,356,966)	(12.78)%	1,612,327	(118.82)%
General & administrative	622,722	7.10%	546,822	5.15%	75,900	13.88%
Selling and distribution	367,075	4.19%	367,424	3.46%	(349)	(0.10)%
Research and development	14,707	0.17%	14,292	0.14%	415	2.90%
Loss from operations	(749,143)	(8.54)%	(2,285,504)	(21.53)%	1,536,361	(67.22)%
Interest expense, net	(597,012)	(6.81)%	(485,891)	(4.58)%	(111,121)	22.87%
Government grants	-	-	501,622	4.73%	(501,622)	(100.00)%
Other income, net	10,551	0.12%	-	-	10,551	100.00%
Loss before income taxes	(1,335,604)	(15.23)%	(2,269,773)	(21.38)%	934,169	(41.16)%
Income tax (expense) benefit	(280,804)	(3.20)%	138,946	1.31%	(419,750)	(302.10)%
Net loss	(1,616,408)	(18.43)%	(2,130,827)	(20.08)%	514,419	(24.14)%
Foreign currency translation gain	18,681	0.21%	73,288	0.69%	(54,607)	(74.51)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net loss per share, basic and diluted	(0.13)		(0.17)		0.04	-

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the three months ended December 31, 2009 were $8,770,449, which represented a decrease of 17.37% from the same period in the prior year. The decrease was mainly due to the decrease in the selling price of DME resulting in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

           Cost of Goods Sold (“COGS”) for the three months ended December 31, 2009 was $8,515,088, which was 97.09% of total revenues and represents a 28.87% decrease, as compared to $11,971,384, and 112.78% of total revenues for the three months ended December 31, 2008. This was mainly due to the decrease in sales volume of DME as compared to the same period last year.

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

Gross profit increased by $1,612,327, or 118.82%, to $255,361 for the three months ended December 31, 2009 as compared to $(1,356,966) for the three months ended December 31, 2008. This increase was mainly due to the decrease in the production cost as compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2010Q3	Revenues	-	1,180,852	6,419,619	834,984	217,468	117,526
	COGS	-	1,393,273	5,918,724	884,773	210,776	107,542
	Gross (Loss) Profit	-	(212,421)	500,895	(49,789)	6,692	9,984
	Gross Margin	-	(17.99)%	7.80%	(5.96)%	3.08%	8.50%
2009Q3	Revenues	2,254,460	199,899	6,255,938	1,137,658	647,371	119,092
	COGS	2,865,038	299,189	6,788,555	1,070,997	822,863	124,742
	Gross Profit (Loss)	(610,578)	(99,290)	(532,617)	66,661	(175,492)	(5,650)
	Gross Margin	(27.08)%	(49.67)%	(8.51)%	5.86%	(27.11)%	(4.74)%
Changes	Revenues	(2,254,460)	980,953	163,681	(302,674)	(429,903)	(1,566)
	Percentage	(100)%	490.72%	2.62%	(26.61)%	(66.41)%	(1.32)%

Sales of Urea increased $163,681, or 2.62%, to $6,419,619 for the three months ended December 31, 2009, as compared to $6,255,938 for the three months ended December 31, 2008. This increase was mainly due to the increase in sales volume as compared to the same period of last year.

The gross margin of Urea increased to 7.80% for the three months ended December 31, 2009, as compared to (8.51)% for the three months ended December 31, 2008. This was mainly due to the decrease in the production cost as compared to the same period last year.

Sales of ammonium bicarbonate for the three months ended December 31, 2009 were $834,984, which represented a decrease of 26.61% from the same period in the prior year. This was mainly due to the decrease in sales volume and the selling price was greater than the decrease in the corresponding cost per unit.

The gross margins of ammonium bicarbonate decreased to (5.96)% for the three months ended December 31, 2009 as compared to 5.86 % for the same period of the prior year. This was mainly due to the decrease in the selling price as compared to the same period of last year.

Sales of methanol for the three months ended December 31, 2009 increased 490.72% to $1,180,852, from $199,899 for the three months ended December 31, 2008. This increase was mainly due to the increase in sales volume and the selling price of Methanol as compared to the same period of last year. Methanol incurred a negative gross margin of 17.99% for the three months ended December 31, 2009, which was mainly due to the growth rate of the product selling price was lower than the growth rate of the product cost per unit.

Sales of liquefied ammonia decreased $429,903, or 66.41%, to $217,468 for the three months ended December 31, 2009, as compared to $647,371 for the three months ended December 31, 2008. This was mainly due to the decrease in sales volume as compared to the same period last year.

The gross margin of liquefied ammonia increased to 3.08%% for the three months ended December 31, 2009, as compared to (27.11)% for the three months ended December 31, 2008. This was mainly due to the decrease in the production cost of liquefied ammonia as compared to the same period of last year.

Sales of DME decreased to $0 for the three months ended December 31, 2009. This decrease was mainly due to the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

The gross margin of ammonia water increased to 8.50% for the three months ended December 31, 2009 as compared to (4.74)% for the same period prior year. This was mainly due to the fact that the decrease in the production cost of ammonia water as compared to the same period of last year.

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	2,530,198	28.85%	4,471,399	42.13%	(1,941,201)	(43.41)%
Guangdong Province	3,748,320	42.74%	3,807,832	35.87%	(59,512)	(1.56)%
Hubei Province	536,295	6.12%	1,058,549	9.97%	(522,254)	(49.34)%
Anhui Province	1,875,964	21.39%	515,363	4.86%	1,360,601	264.01%
Hunan Province	79,672	0.91%	107,734	1.02%	(28,062)	(26.05)%
Hebei Province	-	-	8,014	0.08%	(8,014)	(100.00)%
Jiangxi Province	-	-	473,597	4.46%	(473,597)	(100.00)%
Shandong Province	-	-	171,930	1.62%	(171,930)	(100.00)%
Total	8,770,449	100.00%	10,614,418	100.00%	(1,843,969)	(17.37)%

The sales for the three months ended December 31, 2009 in Anhui Province increased by 264.01% as compared to the same period last year. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the three months ended December 31, 2009 in other provinces decreased as compared to the same period last year. The decrease was mainly due to the decrease in the selling price of DME. As a result, the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily, and the sales of DME decreased in these provinces. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Operating Expenses

The Company incurred selling and distribution expenses of $367,075 for the three months ended December 31, 2009, a decrease of $349, or 0.10%, as compared to $367,424 for the three months ended December 31, 2008.

The Company incurred general and administrative expenses of $622,722 for the three months ended December 31, 2009, representing a increase of $75,900, or 13.88%, as compared to $546,822 for the three months ended December 31, 2008.

The Company incurred R&D expenses of $14,707 for the three months ended December 31, 2009, representing a decrease of $415, or 2.90%, compared to $14,292 for the three months ended December 31, 2008.

Income Tax

The Company incurred income tax expense of $280,804 for the three months ended December 31, 2009, an increase of $419,750, or 302.10%, as compared to income tax benefit of $138,946 for the three months ended December 31, 2008. This increase is mainly attributable to the increase in the Company’s deferred income tax expense.

Net Loss

The Company’s net loss of $1,616,408 for the three months ended December 31, 2009 represented a increase of $514,419, or 24.14%, as compared to a net loss of $2,130,827 for the three months ended December 31, 2008. This decrease was mainly due to the decrease in the production cost as compared to the same period last year.

Nine Months Ended December 31, 2009 as Compared to
Nine Months Ended December 31, 2008

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2008		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	24,704,321	100.00%	40,533,491	100.00%	(15,829,170)	(39.05)%
Cost of Goods Sold	(28,006,407)	(113.37)%	(40,097,429)	(98.92)%	12,091,022	(30.15)%
Gross (loss) profit	(3,302,086)	(13.37)%	436,062	1.08%	(3,738,148)	(857.25)%
General & administrative	1,829,231	7.40%	1,996,928	4.93%	(167,697)	(8.40)%
Selling and distribution	914,635	3.70%	928,534	2.29%	(13,899)	(1.50)%
Research and development	57,375	0.23%	123,392	0.30%	(66,017)	(53.50)%
Loss from operations	(6,103,327)	(24.71)%	(2,612,792)	(6.45)%	(3,490,535)	133.59%
Interest expense, net	(1,484,457)	(6.01)%	(897,869)	(2.22)%	(586,588)	65.33%
Government grants	-	-	1,490,489	3.68%	(1,490,489)	(100.00)%
Other income (expenses), net	13,300	0.05%	(33,418)	(0.08)%	46,718	(139.80)%
Loss before income taxes	(7,574,484)	(30.66)%	(2,053,590)	(5.07)%	(5,520,894)	268.84%
Income tax (expense) benefit	(366,438)	(1.48)%	195,324	0.48%	(561,762)	(287.61)%
Net loss	(7,940,922)	(32.14)%	(1,858,266)	(4.59)%	(6,082,656)	327.33%
Foreign currency translation gain	8,255	0.03%	478,332	1.18%	(470,077)	(98.27)%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		0	0.00%
Net loss per share, basic and diluted	(0.63)		(0.15)		(0.48)	-

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the nine months ended December 31, 2009 were $24,704,321, which represented a decrease of 39.05% from the same period in the prior year. The decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and the sales volume of Urea as compared to the same period last year.

Cost of Goods Sold (“COGS”) for the nine months ended December 31, 2009 was $28,006,407, which is 113.37% of total revenues and represents a 30.15% decrease as compared to $40,097,429 and 98.92% of total revenues for the nine months ended December 31, 2008. This was mainly due to the decrease in sales volume of products as compared to the same period last year.

Gross profit decreased $3,738,148, or 857.25%, to $(3,302,086) for the nine months ended December 31, 2009 as compared to $436,062 for the nine months ended December 31, 2008. This decrease was mainly due to the decrease in sales volume and the selling price of product as compared to the same period last year.

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2008		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	18,246,429	73.86%	24,593,181	60.67%	(6,346,752)	(25.81)%
Ammonium bicarbonate	2,081,507	8.43%	2,853,455	7.04%	(771,948)	(27.05)%
Methanol	3,558,221	14.40%	909,053	2.24%	2,649,168	291.42%
Liquefied Ammonia	518,877	2.10%	799,867	1.97%	(280,990)	(35.13)%
DME	-	-	11,090,320	27.36%	(11,090,320)	(100.00)%
Ammonia Water	299,287	1.21%	287,615	0.71%	11,672	4.06%
Total	24,704,321	100.00%	40,533,491	100.00%	(15,829,170)	(39.05)%

Sales of Urea decreased $6,346,752, or 25.81%, to $18,246,429 for the nine months ended December 31, 2009 as compared to $24,593,181 for the nine months ended December 31, 2008. This was mainly due to the decrease in sales volume and the selling price of Urea as compared to the same period of last year.

Sales of methanol increased 291.42% to $3,558,221, from $909,053 for the three months ended December 31, 2008. This increase was mainly due to the increase in sales volume and the selling price of Methanol as compared to the same period of last year.

Sales of DME decreased to $0 for the nine months ended December 31, 2009. This decrease was mainly due to the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year.

Divided by Regions

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2008		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	8,010,033	32.42%	15,380,771	37.95%	(7,370,738)	(47.92)%
Guangdong Province	10,754,267	43.53%	16,184,684	39.93%	(5,430,417)	(33.55)%
Hubei Province	886,745	3.59%	4,026,829	9.94%	(3,140,084)	(77.98)%
Anhui Province	4,816,643	19.50%	1,686,159	4.16%	3,130,484	185.66%
Hunan Province	174,415	0.71%	175,209	0.43%	(794)	(0.45)%
Hebei Province	31,948	0.13%	485,284	1.20%	(453,336)	(93.42)%
Jiangxi Province	30,270	0.12%	754,473	1.86%	(724,203)	(95.99)%
Shandong Province	-	-	1,840,082	4.54%	(1,840,082)	(100.00)%
Total	24,704,321	100.00%	40,533,491	100.00%	(15,829,170)	(39.05)%

The sales for the nine months ended December 31, 2009 in the Anhui Province increased by 185.66% as compared to the same period last year. This increase was mainly attributable to the fact that the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the nine months ended December 31, 2009 in other provinces decreased as compared to the same period last year. The decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and the sales volume of Urea as compared to the same period last year.

Operating Expenses

The Company incurred selling and distribution expenses of $914,635 for the nine months ended December 31, 2009, a decrease of $13,899, or 1.50%, as compared to $928,534 for the nine months ended December 31, 2008.

The Company incurred general and administrative expenses of $1,829,231 for the nine months ended December 31, 2009, representing a decrease of $167,697 or 8.40%, as compared to $1,996,928 for the nine months ended December 31, 2008. This was mainly due to the decrease in consulting fees as compared to the same period last year.

The Company incurred R&D expenses of $57,375 for the nine months ended December 31, 2009, representing a decrease of $66,017, or 53.50%, compared to $123,392 for the nine months ended December 31, 2008. This was mainly due to the decrease in consulting fees and evaluation fees of R&D project as compared to the same period last year.

Income Tax

The Company incurred income tax expense of $366,438 for the nine months ended December 31, 2009, a decrease of $561,762, or 287.61%, as compared to income tax benefit of $195,324 for the nine months ended December 31, 2008. This increase is mainly attributable to the increase in the Company’s deferred income taxes expenses.

Net Income (Loss)

The Company’s net loss of $7,940,922 for the nine months ended December 31, 2009 represented a decrease of $6,082,656, or 327.33%, as compared to a net loss of $1,858,266 for the nine months ended December 31, 2008. This decrease was mainly due to the following factors:  (i) the decrease in the selling price resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in near future, and recover to the normal level within one year, and (ii) the decrease in the selling price and sales volume of Urea as compared to the same period last year, which resulted in the decrease in the sales revenue of Urea.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended December 31,
	2009	2008
Net cash provided by (used in)
Operating activities	$(7,506,260)	$6,335,645
Investing activities	(194,035)	(12,815,463)
Financing activities	7,596,493	(706,223)
Net change in cash and cash equivalents	(103,802)	(7,186,041)

Effect of exchange rate changes on cash and cash equivalents	(39,735)	144,261

Cash and cash equivalents at beginning of period	410,870	7,487,808

Cash and cash equivalents at end of period	$267,333	$446,028

Cash flows used in operating activities during the nine months ended December 31, 2009 amounted to $7,506,260, which was mainly due to the Company’s net loss of $7,940,922 in the reporting period and the decrease in accounts payable by $2,422,205.

As of December 31, 2009, the cash used in investing activities was $194,035, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of December 31, 2009, the cash provided by financing activities was $7,596,493, which represented the net increase short-term debt and the increase in due to related parties in the reporting period.

Liquidity

The Company has a working capital deficit of $38,726,067 as of December 31, 2009, and the Company incurred a net loss of $7,940,922 for the nine months ended December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements for the next twelve months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The major shareholder has committed to provide financial assistance of RMB 50 to 80 million (approximately $7.3 to $11.7 million) over the next few years, if necessary.

On January 4, 2010, the Company obtained a short-term bank loan for RMB 16 million (approximately $2.34 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on January 4, 2011.

Capital Resources

As of December 31, 2009, our total assets were $60,295,408 and our total liabilities were $54,209,808. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 90%.

As of December 31, 2009, our total assets were $60,295,408 and our operating revenue for the nine months ended December 31, 2009 was $24,704,321, reflecting a total asset turnover of 0.41.

As of December 31, 2009, we had working capital deficit of $38,726,067. This was mainly due to the increase in the Company’s net loss.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of $650,000 on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the $650,000 by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered final judgment against Xi county government and Shiji Jinyuan in amount of $650,000 to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province and final judgement is pending. At December 31, 2009, the Company has a reserve against the $650,000 note of $146,451 due to the uncertainty of collection.

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

(b)        There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended December 31, 2009.

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

DATED:  February 16, 2010

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