Form 10-K
period 2010-03-31
New Oriental Energy & Chemical Corp.
filed 2010-06-29
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT        OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐ No  ☒

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,397,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2010
Common Stock, $.001 par value per share	14,100,000 shares

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

Our primary business is the manufacture and sale of urea, a chemical used as fertilizer for crops and in certain manufacturing processes, including the manufacture of resin, plastic and medicine. In the last fiscal year, 68.11% of our revenue was generated through the sale of urea. We also produce and sell methanol. Methanol sales accounted for approximately 19.25% of our revenue in our last full fiscal year.

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

All of our products are manufactured in our factory in Xicheng Industrial Zone, Luoshan, Henan Province in the PRC. We own and operate a thermal power station with the capacity to generate 3000 kilowatt of thermal power per hour at our factory in Henan. The power station uses thermal energy that is a by-product of our chemical production operations. We use the resulting electricity in our plant. We sell all of our products inside the PRC, primarily through regional distributors with whom we have long term relationships. We have approximately 1,200 full-time employees (including 100 new employees in the training period), of which 127 employees are part of our management and 20 employees are involved in research and development. For the fiscal year ended March 31, 2010, we had gross revenue of $32,463,882 with a net loss of $12,800,854.

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

Our production of DME has been limited by market demand. We anticipate that as the demand for diesel grows with increasing consumption of petroleum in the PRC, there will be increasing demand for DME. While the PRC has a relatively low petroleum reserve, it is a country rich in coal resources. It is therefore of strategic significance for the PRC to take advantage of its rich domestic coal resources and produce a clean domestically produced fuel as an alternative to petroleum products.

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

The Company’s current product research and development associates are:

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

•	It is anticipated and planned that during calendar year 2011, the Company will have the manufacturing capacity (and equipment) to produce 600,000 tons of DME per year.

Further Production and Improvement of Bio-diesel

Due to limited feedstock and resources, the Company does not have any production or project plan in the near future. But we will keep on our research and development cooperation with external research centers.

The Company’s current product research and development associates are:

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

Further Production and Improvement of Methanol

The first phase of the Company’s methanol project with 50,000 tons capacity was started in October 2003 and put into production in May 2004. The second phase of methanol project with another 50,000 tons capacity was started in August 2004 and put into production in May 2005. The third phase of methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around September 2010. The project will be entering the debugging stage at the third quarter of calendar year 2010 after the completion of the foundational construction and we expect to see the production being ramped up during the fourth quarter of calendar year 2010.

Further Production and Improvement of Synthesized Ammonia

The Company’s 60,000 tons/year project for synthetic (liquefied) ammonia was completed and put into production in November 2005. This brings the Company’s capacity to 150,000 tons/year.

    In addition, by the first quarter of calendar year 2011 the Company plans to expand its overall production scale and engage in a 200,000 ton coal-based gas-methanol production project to enable a 600,000 ton DME production project. In addition, it plans an eventual 300,000 ton bio-diesel production project, a 300,000 ton ammonia ash-agglomerating fluidized-bed coal gasification production project, and a railway goods warehouse project with a storage capacity of one million tons. The Company is striving to convert itself into a large-scale, comprehensive new energy and chemical fertilizer corporation.

Research and Development Costs

With respect to the Company’s research and development activities, in the fiscal year ended March 31, 2005, the Company spent an aggregate amount of $160,000. In the fiscal year ended March 31, 2006, the Company spent an aggregate amount of $210,000. In the fiscal year ended March 31, 2007, the Company spent an aggregate amount of $350,139. In the fiscal year ended March 31, 2008, the Company spent an aggregate amount of $75,961. In the fiscal year ended March 31, 2009, the Company spent an aggregate amount of $141,029. In the fiscal year ended March 31, 2010, the company spent and aggregate amount of $83,722.

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

Our Company has entered into written contracts with several suppliers and vendors. The Company’s three key suppliers are as follows:

•	Boai county Coal Transport and Sales Department ;

•	Qingyang Desheng Coal Limited; and

•	Yongmei Group (supplier of coal) has direct access to a mining base in China and therefore, the Company has enjoyed access to a steady supply of coal since April of 2009.

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

For the fiscal-years ended March 31, 2010 and 2009, distribution for urea through our largest distributors accounted for approximately 18% and 7% of our total annual sales, respectively, distribution for ammonium bicarbonate through our three largest customers accounted for approximately 4% and 2% of our total annual sales and in the fiscal-years ended March 31, 2010 and 2009, distribution for DME accounted for 0% and 62% of our total annual sales, respectively.

Our largest distributors are:

Product	Top Distributors
Urea CO(NH 2 ) 2	(1) Sinochem Fertilizer Co., Ltd., Guangdong Branch
(2) Shantou Supply & Marketing Co-operative Enterprises Group Co.
(3) Luoshan Farming Material Co.
(4) Guangdong Province Materials Import and Export Co.
(5) Yang, Ming An
Methanol CH 3 OH	(1) Fuyang Yuilong Chemical Co., Ltd.
(2) Yeji Linxing Fine Chemical Co., Ltd.
(3) Hubei Haoran Chemical Co., Ltd.
Ammonium hydrogen carbonate NH 4 HCO 3	Retail Sales by Cash

The Company provides our customers with a variety of customer services, including a customer service department.

We have also been marketing and promoting our products through the following means:

•	Organizing annual visits to customers,

•	Organizing customer satisfaction questionnaire and customer conference to well understand customers’ requirements,

•	Advertising in Chinese local newspapers,

•	Broadcasting on Chinese local TV channels or radio stations,

•	Distribution of newsletters to distributors and farmers, and

•	Participation in activities organized by local governments to promote information about, and use of, fertilizers.

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

The Company currently has the capacity to produce 60,000 tons of ammonium bicarbonate per year. During the fiscal year ended March 31, 2010, the Company produced 36,561 tons of ammonium bicarbonate, which was a part of the Fertilizer production. The sale of ammonium bicarbonate represented 3.4% of the Company’s revenue for fiscal year 2008 and 4.4% for fiscal year 2009, and 8.7% for fiscal year 2010. The Company’s major customers are all within the PRC. The Company’s main competitors are the Asia New Energy Holding Limited (Former Shiji Jinyuan Group) and Zhu Ma Dian Jun Ma Group.

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

The Costs and Effects of Compliance with Environmental Laws

The Company’s Methanol and DME projects have been tested for its environmental effect and the results are very positive. These projects had obtained licenses from the Henan province regarding waste water and exhaust gas production. In the fiscal year ended March 31, 2009, the Company incurred costs of $1,000,000 (RMB 7 million) in complying with China’s environmental laws, and the compliance costs incurred by the Company during the fiscal year ended March 31, 2010 were approximately $134,241 (RMB 0.9 million). At this time, the Company’s entire project regarding waste water and exhaust gas production has been fully completed. In October 2006, the Company was certified by International Environmental Management System ISO-1400 standard.

Employees

As of March 31, 2010, the Company has approximately 1,200 full-time employees, 127 of the employees are part of the Company’s management, and 20 of whom are directly involved in the research and development department. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

Item 1A.                Risk Factors

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. The risks described below are not the only ones facing our Company and you should pay particular attention to the fact that we conduct our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Additional risks not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

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

The Company’s sale of urea constituted more than approximately 68.11% and 65.65% of its total sales in the fiscal years ended March 31, 2010 and 2009, respectively. A disruption in, or compromise of, our manufacturing or sales operations, or distribution channels, relating to the sale of urea could have a material adverse effect on our financial condition and results of operations.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any problems with respect to our products in the future. We do not currently carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims. We currently carry insurance policies which are customary for enterprises in China providing for property coverage of $12,814,312, transport vehicles of $237,159, and workers’ medical and accident coverage of $101,230. There are no special restrictions or exceptions attached to this coverage other than fraudulent or criminal conducts on part of the claimant.

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

We place substantial reliance upon the efforts and abilities of our executive officers, Messrs. Zhou Dianchang, Wang Gui Quan, Li Dong Lai, Wu Peng and Wang Xiang Fu. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key man life insurance on the lives of these individuals.

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

The development, operation and management of our products and facilities involve a long development cycle and decision-making process. Delays in the parties’ decision-making process are outside of our control and may have a negative impact on our development costs, cost of sales, receipt of revenue and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions and to negotiate and close the agreements. Such delays could harm our operating results and financial condition.

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

Our auditors have added an emphasis paragraph that the Company is a “Going Concern” in the audit opinion.

The Company received a report from its independent registered public accounting firm for the year ended March 31, 2010, containing an explanatory paragraph stating that the Company's net loss for the year and working capital deficit raise substantial doubt about the Company's ability to continue as a going concern.

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

Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

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

After giving effect to the issuance of all the shares of common stock, Auto Chance International Limited has voting power equal to approximately 53.19% of our voting securities. As a result, Auto Chance International Limited, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Auto Chance International Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than Auto Chance International Limited.

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

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The annual assessment of our internal controls over financial reporting by our management applies to our financial reporting for the fiscal year ended March 31, 2010. The rules regarding the attestation of our assessment by our independent registered public accountants will apply to our financial reporting for the fiscal year ending March 31, 2011. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

For the year ended March 31, 2010, the Company incurred $3,455,870 in construction-in-progress costs, which are primarily attributable to the construction of the third phase of Methanol project (200,000 Tons/Year). All these development projects are on the Company’s Henan property.

On August 15, 2006, the Company put in use the 100,000 Ton/Year DME project. This is the 3rd DME project on top of its original 50,000 Ton/Year capacity. With total investment of RMB 80 million (approximately $10 million), this project will leverage advanced technique of a catalytic dehydration methanol process to produce DME.

The third phase of Methanol project with another 200,000 tons capacity was started in November 2007, and we expect it to be completed around the fourth quarter of calendar year 2010. The project will be entering the debugging stage at the third quarter of calendar year 2010 after the completion of the foundational construction; we expect to see the production be ramped up at the first quarter of calendar year 2011.

We believe that all our property and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.             Legal Proceedings

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) to purchase Luoshan Fertilizer Plant, a bankrupt company and to assume $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of RMB 5 million (approximately $650,000) from both the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. Luoshan county government paid its note of RMB 5 million (approximately $650,000) to the Company on its due date.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against Xi county government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province.(“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the intermediate Court issued enforcement notice to Xi county government and Shiji Jinyuan. The Xi County Government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. At March 31, 2010, the Company has a reserve against the RMB 5 million ($732,461) note of $732,461 due to the uncertainty of collection.

 Item 4.            Removed and Reserved

PART II

Item 5.             Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of our common stock are currently traded on the NASDAQ Capital Market under the trading symbol “NOEC”. Our shares of common stock were traded on the OTC Bulletin Board until November 2006 under the trading symbol “SPSI.OB” at which point the Company changed its name from Sports Source, Inc. to New Oriental Energy & Chemical Corp. and its trading symbol to “NOEC.OB”. In May of 2007 the Company received approval to list its shares on the NASDAQ Capital Market and began trading under the symbol “NOEC”. On March 6, 2008, NASDAQ Stock Market approved our application to upgrade our listing from the NASDAQ Capital Market to the NASDAQ Global Market.  On December 8, 2009, NASDAQ Stock Market approved our application to transfer our listing from NASDAQ Global Market to the NASDAQ Capital Market.

Holders

As of June 29, 2010, we had approximately 1,650 holders of record of our common stock, and our common stock had a closing bid price of $1.46 per share.

The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years:

Fiscal Year Ended	Common Stock
	High	Low
March 31, 2010
First Quarter	$2.50	$0.76
Second Quarter	$1.40	$0.83
Third Quarter	$1.68	$0.87
Fourth Quarter	$1.65	$1.03

March 31, 2009
First Quarter	$7.40	$4.65
Second Quarter	$5.39	$2.29
Third Quarter	$2.54	$0.76
Fourth Quarter	$1.30	$0.47

The source for the high and low closing bid quotations is Bloomberg Profession Services and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock

As of June 29, 2010, there were 876,000 warrants outstanding to acquire shares of our common stock.  Please see the Current Report on Form 8-K filed with the SEC on May 4, 2010 and the discussion below under “Recent Sales of Unregistered Securities” for further descriptions of the issuances of the warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended March 31, 2010, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

Recent Sales of Unregistered Securities

On May 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (the “First Purchase Agreement”) and a Warrant Agreement, with certain accredited investors (collectively, the “First Investors”), pursuant to which the Company issued 1,360,000 units (the “Units”) to the Investors, consisting of (i) one (1) share of our common stock, par value $0.001, and (ii) a Warrant to purchase one half (½) of one (1) share of common stock with an exercise price of Two Dollars ($2.00) per share (the “First Offering”). The purchase price for each Unit is $1.25 and the aggregate purchase price for the Units sold in the Offering was $1,700,000.

On May 25, 2010, the Company entered into a separate Securities Purchase and Registration Rights Agreement (the “Additional Purchase Agreement,” and together with the First Purchase Agreement, the “Purchase Agreements”) and a Warrant Agreement with Joseph Zilfi, an accredited investor (the “Second Investor,” and together with the First Investors, the “Investors”), pursuant to which the Company issued 100,000 Units to the Second Investor, consisting of (i) one (1) share of our common stock, par value $0.001, and (ii) a Warrant to purchase one half (½) of one (1) share of common stock with an exercise price of Two Dollars ($2.00) per share (the “Second Offering,” and together with the First Offering, the “Offerings”).  The purchase price for each Unit is $1.25 and the aggregate purchase price for the Units sold in the Second Offering was $125,000.

The Warrants have a 2½ year term and will not be exercisable until 6 months following the issuance of the Warrants.

Pursuant to the terms of the Purchase Agreements, the Company shall, on or prior to sixty (60) calendar days following the closing of each of the Offerings, use all reasonable efforts to prepare and file with the SEC a registration statement covering the shares of the Common Stock and the shares underlying the Warrants issued in connection with the applicable Offering.

The Company engaged Internet Securities, Inc. as placement agent (the “Placement Agent”) in connection with the Offerings.  The Company will pay the Placement Agent an amount equal 10% of the aggregate gross proceeds raised in the Offerings in cash and a 5 year warrant to purchase 10% of the Securities sold in the Offerings (the “Placement Agent Warrant”). The Placement Agent Warrant shall have the same terms as the Warrant, except that the exercise price of the Placement Agent Warrant shall be $1.25.

The Company sold the Units in the Offerings in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act 1933.  When appropriate, we determined that the purchaser of securities described above was a sophisticated investor with the financial ability to assume the risk of its investment in our securities and acquired such securities for its own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Item 6.                   Selected Financial Data.

Not required.

Item 7.	Management Discussion and Analysis of Financial Conditions and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Our Company currently has the capacity to produce 150,000 tons of ammonia per year, 150,000 tons of DME per year, 150,000 tons of urea per year, 60,000 tons of ammonium bicarbonate per year and 100,000 tons of methanol per year. During the second quarter of fiscal year ended March 31, 2009, we expanded the Company’s annual DME capacity to 150,000 ton per year. For the year end of March 31, 2010, the Company’s total revenues were $32,463,882.

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

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to the customers. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price fee is fixed or determinable, and collectability is reasonably assured.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2010 the Company was not aware of any pending income tax examinations by China tax authorities.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

On April 1, 2009, the FASB approved ASC 805-20 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-20 did not have a material impact on the Company’s financial statements..

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations..

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial statements.

KNOWN TRENDS OR UNCERTAINTIES

The fertilizer production segment is the traditional business of the Company. The market for this segment is stable and rigid. China is one of the largest agricultural producing countries, so the demands for such products are strong. We believe the market demands for the alternative energy products segment, which includes Methanol and DME, will continually increase. We will focus our efforts on fertilizer production, but there will not be any significant expansion plan in the near future. We have put more effort in alternative energy production by building a new 200,000 tons/year methanol production line, which is expected to be completed by the first quarter of calendar year 2011.

All the Company’s current products are manufactured using coal as the raw material. As the market price of feed coal has shown a significant increasing trend, production costs have increased as well. The selling prices of some of our fertilizer products have increased correspondingly. For example, the current market selling price for Urea is about 1,650 RMB/Ton. Recently, the National Development and Reform Committee of People’s Republic of China have announced to increase the price for refined oil and electricity. This might stimulate further growth in such a trend of increasing prices.

CAPITAL EXPENDITURES

Capital expenditures are mainly related to the on-going project of 200,000 tons/year Methanol, which is expected to be completed around the first quarter of calendar year 2011. The funding for those projects mainly comes from bank debt.

OFF BALANCE-SHEET FINANCING ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements.

RESULTS OF OPERATION

Our operating results are presented on a consolidated basis for the year ended March 31, 2010, as compared to the year ended March 31, 2009.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the 12 months ended March 31, 2010 and 2009.

	Year Ended March 31, 2010		Year Ended March 31, 2009		Comparisons
						Increase
Item	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	(Decrease) in Percentage
	US $	(%)	US $	(%)	US $	(%)
Revenues	32,463,882	100.00%	52,545,647	100.00%	(20,081,765)	(38.22)%
Cost of Goods Sold	38,037,303	117.17%	54,038,734	102.84%	(16,001,431)	(29.61)%
Gross loss	(5,573,421)	(17.17)%	(1,493,087)	(2.84)%	(4,080,334)	273.28%
General & administrative	3,007,330	9.26%	2,626,115	5.00%	381,215	14.52%
Selling and distribution	1,342,669	4.14%	1,147,596	2.18%	195,073	17.00%
Research and development	83,722	0.26%	141,029	0.27%	(57,307)	(40.63)%
Loss from operations	(10,007,142)	(30.83)%	(5,407,827)	(10.29)%	(4,599,315)	85.05%
Interest expense, net	(1,963,012)	(6.05)%	(1,095,716)	(2.09)%	(867,296)	79.15%
Government grants	1,903	0.01%	1,437,748	2.74%	(1,435,845)	(99.87)%
Other (expenses) income, net	13,677	0.04%	(98,206)	(0.19)%	111,883	(113.93)%
Loss before tax	(11,954,574)	(36.82)%	(5,164,001)	(9.83)%	(6,790,573)	131.50%
Income tax benefit (expense)	(846,280)	(2.61)%	1,434,994	2.73%	(2,281,274)	(158.97)%
Net loss	(12,800,854)	(39.43)%	(3,729,007)	(7.10)%	(9,071,847)	243.28%
Foreign currency translation gain	8,067	0.02%	457,781	0.87%	(449,714)	(98.24)%
Other comprehensive income	8,067	0.02%	457,781	0.87%	(449,714)	(98.24)%
Comprehensive loss	(12,792,787)	(39.41)%	(3,271,226)	(6.23)%	(9,521,561)	291.07%
Weighted average shares outstanding basic and diluted	12,640,000		12,640,000		-	-
Net loss per share, basic and diluted	(1.01)		(0.30)		(0.71)	236.67%

REVENUE

The Company’s consolidated revenue for the year ended March 31, 2010 was $32,463,882, which represented a decrease of 38.22% from the same period in the prior year. The decrease was mainly due to the following factors:  (i) the decrease in the selling price and the sales volume of Urea as compared to the same period last year and (ii) the decrease in the selling price of DME resulted in a negative gross profit of DME. As a result of the decrease in the selling price of DME, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future and recover to the normal level within one year.

	2010		2009		Comparisons
Products	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	22,111,977	68.11%	34,490,637	65.65%	(12,378,660)	(35.89)%
Ammonium bicarbonate	2,815,418	8.67%	3,716,301	7.07%	(900,883)	(24.24)%
Methanol	6,247,997	19.25%	1,813,959	3.45%	4,434,038	244.44%
Liquefied Ammonia	858,949	2.65%	972,655	1.85%	(113,706)	(11.69)%
DME	-	-	11,160,655	21.24%	(11,160,655)	(100.00)%
Ammonia Water	429,541	1.32%	391,440	0.74%	38,101	9.73%
Total	32,463,882	100.00%	52,545,647	100.00%	(20,081,765)	(38.22)%

The sales of Urea decreased 35.89% to $22,111,977 for the year ended March 31, 2010 from $34,490,637 for the year ended March 31, 2009. This was mainly due to the decrease in sales volume and the selling price of Urea as compared to the same period of last year.

The revenue generated from Ammonium Bicarbonate decreased 24.24% to $2,815,418 for the year ended March 31, 2010 from $3,716,301 for the year ended March 31, 2009. This was mainly due to the decrease in sales volume and the selling price of Ammonium Bicarbonate as compared to the same period of last year.

The sales of Methanol increased 244.44% to $6,247,997 for the year ended March 31, 2010 from $1,813,959 for the year ended March 31, 2009. This increase was mainly due to the increase in sales volume of Methanol as compared to the same period of last year.

The revenue contribution from Liquefied Ammonia decreased 11.69% to $858,949 for the year ended March 31, 2010 from $972,655 for the year ended March 31, 2009. The Liquefied Ammonia is an intermediate product created during the synthetic ammonia production process and can be sold directly as finished product. Normally, Liquefied Ammonia is converted to Urea which results in a higher return for the Company. Therefore, we only sell Liquefied Ammonia to external buyers when: i) the Urea production line was unable to fully convert the Liquefied Ammonia (such as failure of the production line); or ii) the selling price of Liquefied Ammonia is relatively high due to market conditions.

Sales of DME decreased to $0 for the year ended March 31, 2010. This decrease was mainly due to the decrease in the selling price which resulted in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future and recover to the normal level within one year.

The sales of Ammonia Water increased 9.73% to $429,541 for the year ended March 31, 2010 from $391,440 for the year ended March 31, 2009. Ammonia Water is a by product created during the synthetic ammonia production process. During the year, we improved our technology and organized production more scientifically to enhance the recycle rate of Ammonia Water, which has resulted in higher output and sales of Ammonia Water. The increase of Ammonia Water output not only could increase income, but also could reduce environmental pollution.

The following is a breakdown of our revenues geographically:

	2010		2009		Comparisons
Provinces	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	9,917,716	30.55%	19,284,127	36.71%	(9,366,411)	(48.57)%
Guangdong Province	12,927,119	39.82%	21,892,372	41.66%	(8,965,253)	(40.95)%
Anhui Province	7,245,938	22.32%	3,038,519	5.78%	4,207,419	138.47%
Hubei Province	2,100,413	6.47%	4,672,991	8.89%	(2,572,578)	(55.05)%
Hunan Province	201,276	0.62%	250,896	0.48%	(49,620)	(19.78)%
Jiangxi Province	29,217	0.09%	1,053,286	2.00%	(1,024,069)	(97.23)%
Zhe Jiang Province	9,739	0.03%	-	-	9,739	100%
Shan Dong Province	-	-	1,855,865	3.53%	(1,855,865)	(100.00)%
Hebei Province	32,464	0.10%	497,591	0.95%	(465,127)	(93.48)%
Total	32,463,882	100.00%	52,545,647	100.00%	(20,081,765)	(38.22)%

For the year ended March 31, 2010, sales in Anhui Province increased by 138.47% as compared to the same period last year. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the year ended March 31, 2010 in other provinces decreased as compared to the same period last year. The decrease was mainly due to the following factors:  (i) the decrease in the selling price and the sales volume of Urea as compared to the same period last year and (ii) the decrease in the selling price of DME resulted in a negative gross profit of DME. As a result of the decrease in the selling price of DME, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future and recover to the normal level within one year.

Top 5 Customers:

		% of Total Revenue
Customer Name	Sales	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009
1. Guangdong Province Materials Import and Export Co., Ltd	27% Urea	18.43%	6.98%
2. Shan Tou Supply and Marketing Cooperatives Group	24% Urea	16.42%	11.46%
3. Dingyun Co.,Ltd	9% Urea	5.98%	-
4. Sinofert Co., Ltd	9% Urea	5.96%	20.89%
5. Fuyang Ruilong Chemical Co., Ltd.	27% Methanol	5.12%	1.15%

Urea was mainly sold to customers 1, 2, 3 and 4, which accounted for 69% of the total sales of Urea. We expect this trend to continue for the foreseeable future. Methanol was sold to customer 5, which accounted for 14% of the total sales of Methanol.

COST OF GOODS SOLD (COGS)

COGS for the year ended March 31, 2010 was $38,037,303 which is 117.17% of total revenues and represents a 29.61% decrease as compared to $54,038,734 and 102.84% of total revenues for the year ended March 31, 2009. This was mainly due to the decrease in sales volume of products as compared to the same period last year.

China has significant coal resources, and while the price of coal has been at elevated levels compared to historical norms, management believes that a consolidation is in order, which should reduce prices and benefit the Company going forward. Initially it was not feasible to include the sifted fine-coal derived from lump-coal directly in the chemical process, so it was utilized together with other fine-coal purchased from other suppliers only as a heating and burning resource due to fine-coal having a market price 25% less than lump-coal. With the launch of the “coal-stick” line last year, which utilized fine-coal in a new stick-shaped product, and the launch of differential-pressure dynamos in fiscal year 2009, our management team is confident that production costs will be reduced in the future.

COGS sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

GROSS PROFIT

For the fiscal years ended March 31, 2010 and 2009, the relevant portions of the statements of income (loss) are presented below:

	2010		2009		Comparisons
Item	Amount US $	Percentage of Revenue (%)	Amount US $	Percentage of Revenue (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Revenues	32,463,882	100.00%	52,545,647	100.00%	(20,081,765)	(38.22)%
Cost of Goods Sold	38,037,303	117.17%	54,038,734	102.84%	(16,001,431)	(29.61)%
Gross (Loss) Profit	(5,573,421)	(17.17)%	(1,493,087)	(2.84)%	(4,080,334)	(273.28)%

Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventorial costs and all other costs incident to or necessary for the production of our products.

The Company’s gross profit decreased by $4,080,334, or 273.28%, to $(5,573,421) for the year ended March 31, 2010 as compared to $(1,493,087) for the year ended March 31, 2009. The decrease was mainly due to the decrease in the selling price and the sales volume of products as compared to the same period last year.

OPERATING (LOSS) INCOME

The Company’s consolidated operating (loss) income for the year ended March 31, 2010 decreased 74.22% to $(9,421,585) from $(5,407,827) reported for the year ended March 31, 2009. The decrease was mainly due to the decrease in the selling price and the sales volume of products as compared to the same period last year.

OPERATING EXPENSES

Selling and distribution expenses

The Company incurred selling and distribution expenses of $1,342,669 for the year ended March 31, 2010, an increase of $195,073, or 17%, as compared to $1,147,596 for the year ended March 31, 2009.  The increase was mainly due to the increase in sales of urea to other provinces, which resulted in the increase in the selling and distribution expenses as compared to the same period last year.

General and administrative expenses

The Company incurred general and administrative expenses of $3,007,330 for the year ended March 31, 2010, representing an increase of $381,215 or 14.52%, as compared to $2,626,115 for the year ended March 31, 2009.  The increase was mainly due to the increase in the provision for uncollectible notes receivable as compared to the same period last year.

Research and development

The Company incurred R&D expenses of $83,722 for the year ended March 31, 2010, representing a decrease of $57,307, or 40.63%, compared to $141,029 for the year ended March 31, 2009.  The decrease was mainly due to the decrease in consulting fees and evaluation fees of R&D project as compared to the same period last year.

INTEREST EXPENSE, NET

Interest expense for the fiscal year ended March 31, 2010 was $1,963,012, which represents a 79.15% increase from $1,095,716 for the prior fiscal year. The increase was mainly due to the increase in the growing demand for financing; therefore the cost of financing increased correspondingly.

GOVERNMENT GRANTS

Government grants represent grants received from the PRC Government to assist the Company’s environment protection. This amount is recognized when the proceeds are received or collectible.

During the fiscal years ended March 31, 2010 and 2009, grants amounting to $1,903 and $1,437,748 were received from Henan provincial bureau of finance, respectively. This grant money is used to support the Company’s environmental protection program. This subsidy is allocated according to the progress of the project.

OTHER INCOME (EXPENSES), NET

Other income for the fiscal year ended March 31, 2010 were $13,677, which represents a 113.93% increase from $(98,206) for the year ended March 31, 2009.

INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective as of January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

The Company’s income tax (expense) benefit differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	2010	2009

Computed “expected” benefit (expense)	$2,988,644	$1,291,000
Permanent differences	(183,617)	143,994
Valuation allowance	(3,651,307)	-
Income tax (expense) benefit	$(846,280)	$1,434,994

The Company incurred income tax expense of $846,280 for the year ended March 31, 2010; a decrease of $2,281,274, or 158.97%, as compared to income tax benefit of $1,434,994 for the year ended March 31, 2009. This increase is mainly attributable to the increase in the reserve against the net operating loss carry forwards and deferred tax assets.

NET INCOME (LOSS)

The Company’s net income of $(12,800,854) for the year ended March 31, 2010 represented a decrease of $9,071,847, or 243.28%, as compared to $(3,729,007) for the year ended March 31, 2009. This decrease was mainly due to the decrease in the selling price and the sales volume of products as compared to the same period last year.

RESULTS BY SEGMENT

The Company has determined that there are two reportable segments:

The fertilizer segment is made up of four business units, which involve the manufacture and sale of Urea, Ammonium Bicarbonate, Liquefied Ammonia and Ammonia Water.

The fuel segment involves the manufacture and sale of Methanol, Dimethyl Ether (“DME”).

Fuel Segment

DME

	For the Years Ended March 31,
	2010	2009
Revenues	-	$11,160,655
COGS	-	$11,472,683
Gross (loss) profit	-	$(312,028)
Gross (loss) profit %	-	(2.80)%

Sales of DME decreased to $0 for the year ended March 31, 2010. This decrease was mainly due to the decrease in the selling price of DME resulting in a negative gross profit of DME. Therefore, the management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future and recover to the normal level within one year.

Methanol

	For the Years Ended March 31,
	2010	2009
Revenues	$6,247,997	$1,813,959
COGS	$8,588,674	$2,541,367
Gross (loss) profit	$(2,340,677)	$(727,408)
Gross (loss) profit %	(37.46)%	(40.10)%

Gross (loss) profit as a percentage of revenues increased 2.64% to (37.46)% for the year ended March 31,2010 as compared to (40.10)% for the year ended March 31, 2009. This increase was mainly due to the decrease in the production cost as compared to the same period last year.

Fertilizer Segment

Urea

	For the Years Ended March 31,
	2010	2009
Revenues	$22,111,977	$34,490,637
COGS	$24,633,563	$34,353,676
Gross (loss) profit	$(2,521,586)	$136,961
Gross (loss) profit %	(11.40)%	0.40%

Gross (loss) profit as a percentage of revenues decreased 11.80% to (11.40)% for the year ended March 31,2010 as compared to 0.40% for the year ended March 31, 2009. This was mainly due to the decrease in the selling price being greater than the decrease in the corresponding cost per unit.

Ammonium Bicarbonate

	For the Years Ended March 31,
	2010	2009
Revenues	$2,815,418	$3,716,301
COGS	$3,328,876	$3,983,331
Gross (loss) profit	$(513,458)	$(267,030)
Gross (loss) profit %	(18.24)%	(7.19)%

Gross (loss) profit as a percentage of revenues decreased 11.05% to (18.24)% for the year ended March 31,2010 as compared to (7.19)% for the year ended March 31, 2009. This was mainly due to the decrease in the selling price being greater than the decrease in the corresponding cost per unit.

Liquefied Ammonia

	For the Years Ended March 31,
	2010	2009
Revenues	$858,949	$972,655
COGS	$1,022,468	$1,230,332
Gross (loss) profit	$(163,519)	$(257,677)
Gross (loss) profit %	(19.04)%	(26.49)%

Gross (loss) profit as a percentage of revenues increased 7.45% to (19.04)% for the year ended March 31,2010 as compared to (26.49)% for the year ended March 31, 2009. The Liquefied Ammonia is an intermediate product created during the synthetic ammonia production process and can be sold directly as finished product. Normally, Liquefied Ammonia is converted to Urea which results in a higher return for the Company. Therefore, we only sell Liquefied Ammonia to external buyers when: i) the Urea production line was unable to fully convert the Liquefied Ammonia (such as failure of the production line); or ii) the selling price of Liquefied Ammonia is relatively high due to market conditions.

Ammonia Water

	For the Years Ended March 31,
	2010	2009
Revenues	$429,541	$391,440
COGS	$463,722	$457,345
Gross (loss) profit	$(34,181)	$(65,905)
Gross (loss) profit %	(7.96)%	(16.84)%

Gross (loss) profit as a percentage of revenues increased 8.88% to (7.96)% for the year ended March 31,2010 as compared to (16.84)% for the year ended March 31, 2009. This increase was mainly due to the decrease in the production cost as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	2010	2009
Net cash provided by (used in)
Operating activities	$(7,511,738)	$5,201,090
Investing activities	(1,515,828)	(14,469,207)
Financing activities	8,988,303	2,194,742
Net change in cash and cash equivalents	(39,263)	(7,073,375)

Effect of exchange rate changes on cash and cash equivalents	(51,791)	(3,563)

Cash and cash equivalents at beginning of year	410,870	7,487,808

Cash and cash equivalents at end of year	$319,816	$410,870

Cash flows used in operating activities during the year ended March 31, 2010 amounted to $7,511,738, which was mainly due to the Company’s net loss of $12,800,854 in the reporting period and the increase in Inventories by $7,030,806.

As of March 31, 2010, the cash used in investing activities was $1,515,828, which mainly represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of March 31, 2010, the cash provided by financing activities was $8,988,303, which represented the net increase short-term debt and the increase in due to related parties in the reporting period.

Liquidity

The Company has a working capital deficit of $44,151,502 as of March 31, 2010, and the Company incurred a net loss of $12,800,854 for the year ended March 31, 2010. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the fiscal year ending March 31, 2011.

The Company’s major shareholder has committed to provide financial assistance of RMB 30 to 50 million (approximately $4.4 to $7.3 million) over the next few years, if necessary.

On April 15, 2010, the Company obtained a short-term bank loan for RMB 30 million (approximately $4.39 million) with an interest rate of 5.31% per annum from Guangdong Development Bank, which is due on April 15, 2011.

On April 30, 2010, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.46 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on November 30, 2010.

On May 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (“Purchase Agreement”) and a Warrant Agreement (the “Warrant”) with certain accredited investors (the “Investors”), pursuant to which the Company issued One Million Three Hundred Sixty Thousand (1,360,000) units (the “Units”) to the Investors, consisting of (i) one (1) share of Common Stock of the Company, par value $0.001 (the “Common Stock”), and (ii) a Warrant to purchase one half (½) of one (1) share of Common Stock with an exercise price of Two Dollars ($2.00) per share (the “Offering”). The purchase price for each Unit is One Dollar and Twenty-Five Cents ($1.25) and the aggregate purchase price for the Units sold in the Offering was One Million Seven Hundred Thousand Dollars ($1,700,000).  The Company has raised $1.82 million from the Offering as of June 21, 2010.

Capital Resources

As of March 31, 2010, our total assets were $62,182,646 and our total liabilities were $60,957,166. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.98.

As of March 31, 2010, our total assets were $62,182,646 and our operating revenue was $32,463,882 reflecting a total asset turnover of 0.52.

As of March 31, 2010, we had a working capital deficiency of $44,151,502. This was mainly due to the increase in the Company’s net loss.

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

As of March 31, 2010, the Company incurred $3,455,870 in construction-in-progress costs, which are primarily attributable to the construction of the third phase of Methanol project (200,000 Ton/Year).

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

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Based upon its evaluation, our management has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment, management used the criteria described in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.          Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 31, 2010, set forth below are the names of our directors and executive officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position Held	Experience
Chen Si Qiang	46	Chairman of the Board Chief Executive Officer
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

Wang Gui Quan	41	Director, President
Mr. Wang has been the President and Director of the Company since October 2006. Mr. Wang has been a director of Jinding since 2003 and the General Manager and Secretary of Jinding since October 2003. From May 1998 to September 2003, Mr. Wang was the Factory Director and Vice Secretary of Xixian Chemical Fertilizer.

Zhou Dian Chang	44	Director
Mr. Zhou has been a Director of the Company since October 2006. Mr. Zhou has been the Chairman of the Board of Directors of Jinding since November 2004. From August 2004 to November 2004, he served as Deputy General Manager of the Xinyang Hongchang Group. From August 1997 to August 2004, Mr. Zhou served as the General Manager of the Henan Xinyang Real Estate Trading Center.

Howard S. Barth	57	Director
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

Yan Shi	46	Director
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

Qi Lei	36	Director
Mr. Qi has been a Director of the Company since April 2007. Mr. Qi is an economist who has worked as the general manager of Henan Yuanneng Mining Investment Corp. for the past five years. Prior to that he was the general manager of Henan Xinyang Hongchang Pipeline Gas Co. Ltd. and the manager of Henan Xinyang Shihe Borough Pipeline Gas Corp.

Xiaokai Cao	41	Director
Mr. Xiaokai has been a Director of the Company since April 2007. Mr. Xiaokai is an economist who received an MBA from Hull University in the United Kingdom. From 2002 to 2005, he was the general manager of Shanghai Pulan Pawn Corp., from 2006 to present he worked as general manager of Henan Yuan-Neng Investment Corp.

Li Dong Lai	44	Chief Financial Officer
Mr. Li has been the Vice President of the Company since October 2006. Mr. Li has been the Chief Financial Officer of Jinding since September 2003. From October 1999 to August 2003, he served as the Vice Finance to Controller of the Xinyang Tianti Mining Development Co., Ltd.

Wu Peng	44	Vice President
Mr. Wu has been the Vice President of the Company since October 2006. Mr. Wu has been the standing Deputy General Manager of Jinding since 1996. He has been involved in Jinding from 1990 since the Company’s days as the Luoshan Chemical Fertilizer Factory.

Wang Xiang Fu	43	Vice President	Mr. Wang has been the Vice President of the Company since October 2006. Mr. Wang has been the Deputy General Manager of Jinding since 1987.

 Family Relationships

There are currently no family relationships between the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

None.

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

Nominating Committee

Code of Ethics

On April 9, 2007, the Company adopted a Code of Business Conduct and Ethics that applies to all its employees including its executive officers. The Company’s Code of Business Conduct and Ethics was filed as an exhibit to the Company’s Form 8-K, filed on April 10, 2007.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based on a review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year ended March 31, 2010.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended March 31, 2010, the executive officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis. There were no transactions that were not reported timely.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by us during the years ended March 31, 2010, 2009 and 2008 to our executive officers who served during the fiscal year ended March 31, 2010. No executive officers who served during the most recently completed fiscal year have been omitted from the table.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Chen Si Qiang	2010	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
CEO	2009	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
	2008	22,500	N/A	N/A	N/A	N/A	N/A	N/A	22,500
Wang Gui Quan	2010	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
President	2009	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
	2008	15,000	N/A	N/A	N/A	N/A	N/A	N/A	15,000
Zhou Dian Chang	2010	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
(1)	2009	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
	2008	18,750	N/A	N/A	N/A	N/A	N/A	N/A	18,750
Li Dong Lai	2010	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
CFO (2)	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Wu Peng	2010	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Vice President	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Wang Xiang Fu	2010	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Vice President	2009	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
	2008	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Ben Wang	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former CFO (3)	2009	50,000	N/A	N/A	N/A	N/A	N/A	N/A	50,000
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) Mr. Zhou received compensation with respect to his position as Chairman of Jinding.

(2) Mr. Li was appointed as Chief Financial Officer of the Company, effective February 9, 2009.

(3) Mr. Wang resigned from his position as Chief Financial Officer of the Company, effective February 7, 2009.

As of March 31, 2010, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor did the Company have any “Post-Employment Payments” to report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2010 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)

Common	Auto Chance International Limited	7,500,000	53.19
Common	Chen Si Qiang (5)	7,500,000	(6)

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 29, 2010, there were 14,100,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 14,100,000 shares of our common stock outstanding on June 29, 2010 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2010 for each of our officers and directors and all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares (3)	Percent of Voting Stock (4)
Common	Chen Si Qiang, Chairman and CEO (5)	7,500,000	(6)
Common	Wang Gui Quan, Director and President	-0-	-0-
Common	Zhou Dian Chang, Director	-0-	-0-
Common	Howard S. Barth, Director	-0-	-0-
Common	Yan Shi, Director	-0-	-0-
Common	Qi Lei, Director	-0-	-0-
Common	Xiaokai Cao, Director	-0-	-0-
Common	Li Dong Lai, Chief Financial Officer	-0-	-0-
Common	Wu Peng, Vice President	-0-	-0-
Common	Wang Xiang Fu, Vice President	-0-	-0-
Common	All Directors and Officers as a Group (10 persons)	7,500,000	53.19%

(1)	Unless otherwise noted, the address is that of the Company.

(2)
On June 29, 2010, there were 14,100,000 shares of our common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(4)
In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 14,100,000 shares of our common stock outstanding on June 29, 2010 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount consists of following:

Due June 30, 2010, interest rate at 8.748% per annum, unsecured	$2,929,846
Due August 13, 2010, interest rate at 10.62% per annum, unsecured	439,477
Due August 20, 2010, interest rate at 10.62% per annum, unsecured	1,025,446
Due September 1, 2010, interest rate at 10.62% per annum, unsecured	732,461
Due September 25, 2010, interest rate at 15% per annum, unsecured	732,461
Due October 9, 2010, interest rate at 10.62% per annum, unsecured	585,969
Due October 14, 2010, interest rate at 10.62% per annum, unsecured	878,953
Due December 10, 2010, interest rate at 10.62% per annum, unsecured	732,461
Due December 28, 2010, interest rate at 10.62% per annum, unsecured	439,477
Due December 31, 2010, interest rate at 10.62% per annum, unsecured	292,984
Due January 25, 2011, interest rate at 10.62% per annum, unsecured	292,984
Due February 9, 2011, interest rate at 10.62% per annum, unsecured	439,477
No fixed repayment term, interest free, unsecured	1,318,430
Total	$10,840,426

Interest expense for the years ended March 31, 2010 and 2009 is $640,723 and $308,495, respectively. Of the $640,723 of interest expense, $530,626 was capitalized interest in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $2,929,846.  The amount of principal paid over the life of the loan is $0.

b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms. The largest aggregate amount of principal outstanding since April 1, 2008 is $1,344,328.  The amount of principal paid over the life of the loan is $0.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on September 3, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $98,374 and $93,309 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $292,984. The amount of principal paid over the life of the loan is $0.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 18, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $12,648 and $11,883 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $131,843.  The amount of principal paid over the life of the loan is $219,997.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due July 18, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $7,027 and $6,602 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $73,246.  The amount of principal paid over the life of the loan is $0.

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $14,053 and $13,819 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $146,492.  The amount of principal paid over the life of the loan is $0.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $4,216 and $4,146 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $43,948.  The amount of principal paid over the life of the loan is $0.

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $4,216 and $4,146 was capitalized in construction in progress, since the amount was used for construction. The largest aggregate amount of principal outstanding since April 1, 2008 is $43,948.  The amount of principal paid over the life of the loan is $0.

(i)
Li Dong Lai, the Vice-President of the Company, loaned $219,996 (includes outstanding principal and    interest as of September 30, 2008) to the Company. The amount is unsecured, has an interest rate of 14.4% per annum and was due on October 13, 2008. There was no interest paid on the loan because the full amount was repaid on its due date. The largest aggregate amount of principal outstanding since April 1, 2008 is $219,996. The amount of principal paid over the life of the loan is $219,996.

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

Audit Fees

During the fiscal years ended March 31, 2010 and 2009, the fees for our principal accountant were the following:

	Fiscal Year ended
	March 31, 2009	March 31, 2010
Quarterly reviews	$150,604	$90,000
Audit of consolidated financial statements included in this Annual Report on Form 10-K	$155,000	$155,000
Total	$305,604	$245,000

Audit Related Fees

During the fiscal years ended March 31, 2010 and 2009, the fees for our principal accountant for the rendering of assurance and related services reasonably related to the performance of the audit or review of financial statements were $0 and $1,150, respectively.

Tax Fees

During the fiscal years ended March 31, 2010 and 2009, there were no fees for our principal accountant for the rendering of tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended March 31, 2010 and 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended March 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (7)

10.4	Form of Warrant. (7)

14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)

21.1	Subsidiaries of the Company (5)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Filed herewith.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

PAGE	F - 2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND 2009

PAGE	F - 3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

PAGE	F - 4	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

PAGE	F - 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

PAGE	F - 6-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
New Oriental Energy & Chemical Corp.

We have audited the accompanying consolidated balance sheets of New Oriental Energy & Chemical Corp. and Subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Oriental Energy & Chemical Corp. and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $12,800,854 and has negative cash flows from operations of $7,511,738 for the year ended March 31, 2010 and has a working capital deficit of $44,151,502 at March 31, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
June 21, 2010

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$319,816	$410,870
Restricted cash	3,662,306	4,388,596
Notes receivable, net of reserve of $732,461 and $146,287 at March 31, 2010 and 2009, respectively	42,483	722,242
Inventories, net	7,607,683	1,678,626
Prepayments for goods	275,735	301,450
Due from employees	225,519	18,424
Other assets	35,762	19,152
Due from a related party	231,872	253,959
Deferred taxes	622,452	307,404
Total current assets	13,023,628	8,100,723

Long-term investment	-	469,580
Plant and equipment, net	16,246,562	18,695,469
Land use rights, net	1,603,674	1,637,352
Construction in progress	29,540,856	25,703,868
Deposits	1,208,607	2,123,963
Deferred taxes	551,037	1,422,756
Other long-term assets	8,282	11,049
Total long-term assets	49,159,018	50,064,037

TOTAL ASSETS	$62,182,646	$58,164,760

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,672,865	$9,697,419
Other payables and accrued liabilities	1,169,859	887,920
Short-term debt	18,900,429	15,743,355
Customer deposits	10,814,494	2,907,587
Due to employees	16,810	11,419
Payable to contractors	1,175,726	1,477,066
Due to related parties	14,871,559	8,350,223
Deferred taxes	450,853	432,232
Taxes payable	570,768	570,009
Current portion of long-term notes payable	531,767	-
Total current liabilities	57,175,130	40,077,230

LONG-TERM LIABILITIES
Long-term bank loan	2,929,845	2,925,730
Long-term note payable	-	531,020
Deferred taxes	722,636	452,242
Due to employees	129,555	160,271
Total long-term liabilities	3,782,036	4,069,263

TOTAL LIABILITIES	$60,957,166	$44,146,493

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 12,640,000 shares issued and outstanding at March 31, 2010 and 2009, respectively	12,640	12,640
Additional paid-in capital	4,573,205	4,573,205
Retained earnings (restricted portion was $0 and $950,327 at March 31, 2010 and 2009, respectively )	(5,903,362)	6,897,492
Accumulated other comprehensive income	2,542,997	2,534,930
TOTAL SHAREHOLDERS' EQUITY	1,225,480	14,018,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,182,646	$58,164,760

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES	$32,463,882	$52,545,647

COST OF GOODS SOLD	38,037,303	54,038,734

GROSS LOSS	(5,573,421)	(1,493,087)

General and administrative	3,007,330	2,626,115

Selling and distribution	1,342,669	1,147,596

Research and development	83,722	141,029

LOSS FROM OPERATIONS	(10,007,142)	(5,407,827)

OTHER INCOME (EXPENSES)

Interest expense, net	(1,963,012)	(1,095,716)

Government grants	1,903	1,437,748

Other income (expenses), net	13,677	(98,206)

LOSS BEFORE INCOME TAXES	(11,954,574)	(5,164,001)

INCOME TAX (EXPENSE) BENEFIT	(846,280)	1,434,994

NET LOSS	(12,800,854)	(3,729,007)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	8,067	457,781

OTHER COMPREHENSIVE INCOME	8,067	457,781

COMPREHENSIVE LOSS	$(12,792,787)	$(3,271,226)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,640,000	12,640,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(1.01)	$(0.30)

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

			Additional		Accumulated Other
	Common stock		Paid-in	Retained	Comprehensive
	Shares	Par value	Capital	Earnings	Income	Total

BALANCE AT MARCH 31, 2008	12,640,000	$12,640	$4,573,205	$10,626,499	$2,077,149	$17,289,493

Foreign currency translation gain	-	-	-	-	457,781	457,781

Net loss	-	-	-	(3,729,007)	-	(3,729,007)

BALANCE AT MARCH 31, 2009	12,640,000	$12,640	$4,573,205	$6,897,492	$2,534,930	$14,018,267

Foreign currency translation gain	-	-	-	-	8,067	8,067

Net loss	-	-	-	(12,800,854)	-	(12,800,854)

BALANCE AT MARCH 31, 2010	12,640,000	$12,640	$4,573,205	$(5,903,362)	$2,542,997	$1,225,480

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,800,854)	$(3,729,007)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,599,354	2,688,996
Loss on disposal of plant and equipment	-	40,278
Deferred taxes	845,686	(1,439,594)
Write-down of inventories to net realizable value	1,108,274	337,532
Provision for uncollectible notes receivable	585,557	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	(7,030,806)	154,882
Prepayments for goods	25,715	895,381
Other assets	(16,610)	115,841
Due from a related party	22,087	(253,959)

Increase (Decrease) In:
Accounts payable	(1,024,554)	8,040,536
Other payables and accrued liabilities	281,939	462,191
Customer deposits	7,906,907	(1,312,940)
Due to employees	5,391	-
Due to a related party	(19,824)	55,936
Taxes payable	-	(854,983)
Net cash (used in) provided by operating activities	(7,511,738)	5,201,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	726,290	1,050,213
Payment for long-term investment	-	(433,057)
Purchases of plant and equipment	(61,501)	(159,978)
Purchases of construction in progress	(3,455,870)	(14,881,798)
Deposits	917,698	(91,358)
Proceeds from sale of long-term investment	469,910	-
Proceeds from disposal of plant and equipment	-	96,188
Due from employees	(207,095)	6,809
Notes receivable	94,740	(56,226)
Net cash used in investing activities	(1,515,828)	(14,469,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	31,722,563	26,404,908
Repayments of short-term debt	(28,589,832)	(29,061,711)
Proceeds from long-term bank loans	-	2,925,730
Due to related parties	5,855,572	1,925,815
Net cash provided by financing activities	8,988,303	2,194,742

NET DECREASE IN CASH AND CASH QUIVALENTS	(39,263)	(7,073,375)

Effect of exchange rate changes on cash	(51,791)	(3,563)
Cash and cash equivalents at beginning of year	410,870	7,487,808

CASH AND CASH EQUIVALENTS AT END OF YEAR	$319,816	$410,870

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$880,549
Interest paid	$1,110,848	$748,657

SUPPLEMENTAL NON-CASH DISCLOSURES:

During 2010 and 2009, $25,656 and $718,045 respectively, was transferred from construction in progress to plant and equipment.

See accompanying notes to the consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

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

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $12,800,854 and has negative cash flows from operations of $7,511,738 for the year ended March 31, 2010, and has a working capital deficit of $44,151,502 at March 31, 2010.

The Company will need to obtain additional financing to continue operations beyond 2011. Its primary source of capital is cash generated from operations as well as through loans. If the Company is unable to obtain additional financing, it will not be able to sustain its operations and would likely be required to cease its operations.

The major shareholder has committed to provide financial assistance of RMB 30 to 50 million (approximately $4.4 to $7.3 million) over the next few years, if necessary.

On April 15, 2010, the Company obtained a short-term bank loan for RMB 30 million (approximately $4.39 million) with an interest rate of 5.31% per annum from Guangdong Development Bank, which is due on April 15, 2011.

On April 30, 2010, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.46 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on November 30, 2010.

On May 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (“Purchase Agreement”) and a Warrant Agreement (the “Warrant”) with certain accredited investors (the “Investors”), pursuant to which the Company issued One Million Three Hundred Sixty Thousand (1,360,000) units (the “Units”) to the Investors, consisting of (i) one (1) share of Common Stock of the Company, par value $0.001 (the “Common Stock”), and (ii) a Warrant to purchase one half (½) of one (1) share of Common Stock with an exercise price of Two Dollars ($2.00) per share (the “Offering”). The purchase price for each Unit is One Dollar and Twenty-Five Cents ($1.25) and the aggregate purchase price for the Units sold in the Offering was One Million Seven Hundred Thousand Dollars ($1,700,000).  Also see Note 18.

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

(b)  Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer	Sales		Customer Deposits
	2010	2009	2010	2009
Company A	18.43%	6.98%	83.32%	49.94%
Company B	16.42%	11.46%	5.16%	14.45%
Company C	5.98%	-	2.57%	-
Company D	5.96%	20.89%	-	3.56%
Company E	5.12%	1.15%	-	1.52%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	2010	2009	2010	2009
Company F	26.80%	-	7.46%	-
Company G	21.84%	14.29%	12.14%	9.52%
Company H	15.73%	6.06%	6.19%	12.27%
Company I	11.81%	18.32%	8.68%	1.39%
Company J	6.36%	12.73%	3.14%	6.89%

The sole market of the Company is the PRC for the years ended March 31, 2010 and 2009.

(c)	Economic and Political Risks

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short term maturity. See Note 11. These balances are subject to withdrawal restrictions and totaled $3,662,306 and $4,388,596 as of March 31, 2010 and 2009, respectively.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, taxes payable and long-term bank loan, approximate their fair values because of the short maturity of these instruments.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the years ended March 31, 2010 and 2009 was $671,160 and $386,464, respectively.

(m)	Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

(n)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There was no impairment for the years ended March 31, 2010 and 2009.

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

Government grants represented grants received from the PRC Government for assisting the Company’s environment protection. The amount is recognized when the proceeds are received or collectible. During 2010 and 2009, respectively $1,903 and $1,437,748 were received from the PRC Government for assisting the Company’s environment protection procedures.

(q)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $199,302 and $169,803 were charged to operations for the years ended March 31, 2010 and 2009, respectively.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2010	2009
Year end RMB: $ exchange rate	6.8263	6.8359
Average yearly RMB: $ exchange rate	6.8311	6.9275

(s)	Income Taxes

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

(u)	Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended March 31, 2010 and 2009.

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

Fuel Segment:

For The Year Ended March 31, 2010
	DME	Methanol	Segment Total
Revenues	-	$6,247,997	$6,247,997
COGS	-	8,588,674	8,588,674
Gross loss	-	$(2,340,677)	$(2,340,677)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Segments (Continued)

For The Year Ended March 31, 2009
	DME	Methanol	Segment Total
Revenues	$11,160,655	$1,813,959	$12,974,614
COGS	11,472,683	2,541,367	14,014,050
Gross loss	$(312,028)	$(727,408)	$(1,039,436)

Fertilizer Segment:
For The Year Ended March 31, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$22,111,977	$2,815,418	$858,949	$429,541	$26,215,885
COGS	24,633,563	3,328,876	1,022,468	463,722	29,448,629
Gross loss	$(2,521,586)	$(513,458)	$(163,519)	$(34,181)	$(3,232,744)

For The Year Ended March 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$34,490,637	$3,716,301	$972,655	$391,440	$39,571,033
COGS	34,353,676	3,983,331	1,230,332	457,345	40,024,684
Gross profit (loss)	$136,961	$(267,030)	$(257,677)	$(65,905)	$(453,651)

(w)	New Accounting Pronouncements

On April 1, 2009, the FASB approved ASC 805-20 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-20 did not have a material impact on the Company’s financial statements..

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	New Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations..

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial statements.

4.	NOTES RECEIVABLE

Notes receivable at March 31, 2010 and 2009 consist of the following:

	2010	2009
Bank acceptance notes:

Due July 29, 2010 (subsequently settled)	$7,325	$-
Due August 2, 2010 (subsequently settled)	7,325	-
Due August 9, 2010 (subsequently settled)	5,860	-
Due August 10, 2010 (subsequently settled)	7,325	-
Due September 9, 2010 (subsequently settled)	14,648	-
Due July 8, 2009 (subsequently settled)	-	14,629
Due June 29, 2009 (subsequently settled)	-	36,571
Due June 28, 2009 (subsequently settled)	-	29,257
Due June 25, 2009 (subsequently settled)	-	5,851
Due June 30, 2009 (subsequently settled)	-	6,901
Due April 30, 2009 (subsequently settled)	-	14,629
Due April 9, 2009 (subsequently settled)	-	14,629
Due April 21, 2009 (subsequently settled)	-	14,629
Subtotal	$42,483	$137,096

Notes receivable from unrelated companies:

Due December 31, 2007 (past due)	732,461	731,433
Provision for notes receivable	(732,461)	(146,287)
Total	$42,483	$722,242

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

The balance of notes receivable due December 31, 2007 from unrelated companies represents due from the Xi county government which is interest-free and unsecured. The Company provided a full valuation allowance against the Xi county government notes receivable at March 31, 2010. Also see Note 16.

5.	INVENTORIES

Inventories consist of the following:

	March 31, 2010	March 31, 2009
Finished goods	$6,108,597	$182,559
Raw materials	989,483	1,006,135
Packing materials	509,603	489,932
Total inventories, net	$7,607,683	$1,678,626

The net book value of $3,868,274 and $182,559 of finished goods inventory is pledged as collateral for short-term debt at March 31, 2010 and 2009, respectively. See Note 11.

For the years ended March 31, 2010 and 2009, the Company recorded a write-down of inventories to net realizable value of $1,108,274 and $337,532, respectively.

6.	RELATED PARTY TRANSACTIONS

(I)	Due from a Related Party

	March 31, 2010	March 31, 2009
Current:
Huaiyang Desheng Chemical Co., Ltd	$231,872	$253,959

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. For the years ended March 31, 2010 and 2009, Huaiyang Desheng purchased $0 and $29,941 of raw materials from Henan Jinding, and sold $135,001 and $61,633 of finished goods to Henan Jinding. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

(II)	Due to Related Parties
		March 31, 2010	March 31, 2009
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$10,840,426	$4,973,742
Long Triumph Investments Limited	(b)	1,344,328	1,344,328
Chen Siqiang	(c)	1,025,446	1,024,006
Wang Guiquan	(d)	131,843	131,658
Zhou Dianchang	(e)	73,246	73,143
Mai Xiaofu	(f)	146,492	146,287
Yu Zhiyang	(g)	43,948	43,886
Yang Hongtao	(h)	43,948	43,886
Subtotal		$13,649,677	$7,780,936

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	934,227	422,472
Chen Siqiang	(c)	204,269	105,677
Wang Guiquan	(d)	24,716	12,042
Zhou Dianchang	(e)	13,731	6,690
Mai Xiaofu	(f)	28,087	14,004
Yu Zhiyang	(g)	8,426	4,201
Yang Hongtao	(h)	8,426	4,201
Subtotal		$1,221,882	$569,287

Total		$14,871,559	$8,350,223

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount consists of following:

Due June 30, 2010, interest rate at 8.748% per annum, unsecured	$2,929,846
Due August 13, 2010, interest rate at 10.62% per annum, unsecured	439,477
Due August 20, 2010, interest rate at 10.62% per annum, unsecured	1,025,446
Due September 1, 2010, interest rate at 10.62% per annum, unsecured	732,461
Due September 25, 2010, interest rate at 15% per annum, unsecured	732,461
Due October 9, 2010, interest rate at 10.62% per annum, unsecured	585,969
Due October 14, 2010, interest rate at 10.62% per annum, unsecured	878,953
Due December 10, 2010, interest rate at 10.62% per annum, unsecured	732,461
Due December 28, 2010, interest rate at 10.62% per annum, unsecured	439,477
Due December 31, 2010, interest rate at 10.62% per annum, unsecured	292,984
Due January 25, 2011, interest rate at 10.62% per annum, unsecured	292,984
Due February 9, 2011, interest rate at 10.62% per annum, unsecured	439,477
No fixed repayment term, interest free, unsecured	1,318,430
Total	$10,840,426

Interest expense for the years ended March 31, 2010 and 2009 is $640,723 and $308,495, respectively. Of the $640,723 of interest expense, $530,626 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10.

b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on September 3, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $98,374 and $93,309 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 18, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $12,648 and $11,883 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 10.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due July 18, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $7,027 and $6,602 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $14,053 and $13,819 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $4,216 and $4,146 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties (continued)

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on July 2, 2010. The interest expense for the years ended March 31, 2010 and 2009 of $4,216 and $4,146 was capitalized in construction in progress, since the amount was used for construction. Also see Note 10.

(III)	Due from employees

	March 31, 2010	March 31, 2009
Current	$225,519	$18,424
Total amount due from employees	$225,519	$18,424

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent payments made by the Company on behalf of employees for their purchase of apartments.

7.	LONG-TERM INVESTMENT

	March 31, 2010	March 31, 2009

Luoshan Rural Credit Cooperatives	$-	$469,580

The amounts represented 3.07% interest of Luoshan Rural Credit Cooperatives and the Company accounted for its investment in Luoshan Rural Credit Cooperative using the cost method. In November 2009, the Company sold all its interest in Luoshan Rural Credit Cooperatives, for $ 469,910. The net gain from the sale was $14,914 and is included in “Other income” in the Consolidated Statements of Operations and Comprehensive Loss.

8.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2010	March 31, 2009
At cost:
Buildings	$2,447,278	$2,432,852
Machinery	25,196,080	25,102,781
Motor vehicles	344,841	328,878
Office equipment	272,839	269,743
	28,261,038	28,134,254
Less: Accumulated depreciation
Buildings	513,328	413,860
Machinery	11,076,634	8,699,555
Motor vehicles	247,040	196,885
Office equipment	177,474	128,485
	12,014,476	9,438,785
Plant and equipment, net	$16,246,562	$18,695,469

Depreciation expense for the years ended March 31, 2010 and 2009 is $2,560,617 and $2,651,794, respectively.

The net book value of machinery of $7,332,326 and $7,322,029 is pledged as collateral for a long-term bank loan at March 31, 2010 and 2009, respectively. See Note 13.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

9.	LAND USE RIGHTS

	March 31, 2010	March 31, 2009
Cost	$1,799,069	$1,796,542
Less: Accumulated amortization	195,395	159,190
Land use rights, net	$1,603,674	$1,637,352

Amortization expense for the years ended March 31, 2010 and 2009 is $35,956 and $35,456, respectively.

The net book value of $1,603,674 and $0 of land use rights are pledged as collateral for short-term bank loans at March 31, 2010 and 2009, respectively. See Note 11.

Amortization expense for the next five years and thereafter is as follows:

2011	$35,981
2012	35,981
2013	35,981
2014	35,981
2015	35,981
Thereafter	1,423,769
Total	$1,603,674

10.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	March 31, 2010	March 31, 2009
Plant	$27,176,737	$23,461,536
Machinery	2,183,122	2,086,359
Other	180,997	155,973
	$29,540,856	$25,703,868

Capitalized interest for the years ended March 31, 2010 and 2009 is $671,160 and $386,464, respectively.

Plant construction in progress of $3,139,768 and $3,107,418 is pledged as collateral for the short-term bank loans at March 31, 2010 and 2009, respectively. See Note 11.

11.	SHORT-TERM DEBT

Short-term debt consists of the following:

	March 31, 2010	March 31, 2009
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	$1,464,922	$-

Guangdong Development Bank, due May 12, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd. (Subsequently repaid on its due date)	4,394,767	-

Rural Credit Cooperatives, due June 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	556,671	-

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
	March 31, 2010	March 31, 2009

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory.	1,464,922	-

Rural Credit Cooperatives, due October 23, 2010, interest rate at 10.62% per annum, collateralized by construction in progress.	571,320	-

Xinyang Commercial Bank, due January 4, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	2,343,875	-

Xinyang Commercial Bank, due April 25, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Rural Credit Cooperatives, due June 12, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Rural Credit Cooperatives, due October 16, 2009, interest rate at 14.19% per annum, collateralized by construction in progress. (Subsequently repaid on its due date)	-	570,517

Xinyang Commercial Bank, due August 3, 2009, interest rate at 11.34% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	1,462,865

Xinyang Commercial Bank, due December 29, 2009, interest rate at 11.56% per annum, collateralized by finished goods inventory. (Subsequently repaid on its due date)	-	2,340,584

Notes Payable to Unrelated Companies:
Due May 2, 2010 (subsequently repaid on its due date)	2,197,384	-
Due May 26, 2010 (subsequently repaid on its due date)	2,197,384	-
Due August 2, 2010	1,611,415	-
Due August 3, 2010	732,461	-
Due September 16, 2010	585,969	-
Due April 28, 2009 (subsequently repaid on its due date)	-	731,433
Due April 30, 2009 (subsequently repaid on its due date)	-	1,462,866
Due May 24, 2009 (subsequently repaid on its due date)	-	877,719
Due May 25, 2009 (subsequently repaid on its due date)	-	877,719
Due May 26, 2009 (subsequently repaid on its due date)	-	1,024,006
Due May 27, 2009 (subsequently repaid on its due date)	-	877,719
Due July 15, 2009 (subsequently repaid on its due date)	-	731,433
Due July 16, 2009 (subsequently repaid on its due date)	-	731,433
Due July 23, 2009 (subsequently repaid on its due date)	-	877,719
Due August 10, 2009 (subsequently repaid on its due date)	-	585,146

Notes Payable to Unrelated Individuals:
Due June 3, 2010, interest rate at 15% per annum, unsecured (subsequently repaid $205,089 on April 9, 2010)	339,862	558,814
Due April 13, 2010, interest rate at 7.2% per annum, unsecured	439,477	-
	$18,900,429	$15,743,355

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

11.	SHORT-TERM DEBT (CONTINUED)

Interest expense for the years ended March 31, 2010 and 2009 was $1,310,029 and $1,274,696, respectively.

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $9,515 and $9,910 for the years ended March 31, 2010 and 2009, respectively.

Restricted cash of $3,662,306 and $4,388,596 is collateralized for the notes payable at March 31, 2010 and 2009 respectively.

Inventory of $0 and $182,559 is collateralized for the notes payable at March 31, 2010 and 2009 respectively.

The net book value of $3,868,274 and $182,559 of finished goods inventory is pledged as collateral for short-term bank loans at March 31, 2010 and 2009 respectively. See Note 5.

12.	CURRENT PORTION OF LONG-TERM NOTES PAYABLE

	March 31, 2010	March 31, 2009

Due December 31, 2010, interest free, unsecured	$531,767	$-

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601 through long-term notes payable. The remaining balance at March 31, 2010 is $531,767.

13.	LONG-TERM BANK LOAN

	March 31, 2010	March 31, 2009

Luoshan Rural Credit Cooperatives	$2,929,845	$2,925,730

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 8.

14.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

Income tax (expense) benefit for the years ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
CIT	$-	$225,056
Deferred:
CIT	(846,280)	1,209,938
Income tax (expense) benefit	$(846,280)	$1,434,994

The Company’s income tax (expense) benefit differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

14.	INCOME TAXES (CONTINUED)

	2010	2009
Computed “expected” benefit (expense)	$2,988,644	$1,291,000
Permanent differences	(183,617)	143,994
Valuation allowance	(3,651,307)	-
Income tax (expense) benefit	$(846,280)	$1,434,994

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Deferred tax assets:
Current portion:
Cost of sales	$362,250	$169,956
Financial expense	12,175	13,876
Welfare	10,300	21,263
Provision for notes receivable	183,115	36,571
Other expense	54,612	65,738
Total current deferred tax assets	622,452	307,404
Non-current portion:
Net operating loss carry forward	4,202,344	1,422,756
Valuation allowance	(3,651,307)
Total non-current deferred tax assets	551,037	1,422,756
Total deferred tax assets	1,173,489	1,730,160

Deferred tax liabilities:
Current portion:
Cost of sales	374,721	348,565
Government grant	30,031	49,006
Investment income	17,258	17,233
Other expenses	28,843	17,428
Total current deferred tax liabilities	450,853	432,232
Non-current portion:
Amortization	32,094	26,586
Depreciation	690,542	425,656
Total non-current deferred tax liabilities	722,636	452,242
Total deferred tax liabilities	1,173,489	884,474

Net deferred tax assets (liabilities)	$-	$845,686

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2010, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

14.	INCOME TAXES (CONTINUED)

The PRC net loss carried forward for tax purposes will expire five years from when the loss is incurred. The expiring amounts for the five years after 2010 are as follows:

Expired year	Amount
2011	$-
2012	-
2013	-
2014	5,680,614
2015	11,129,121
Total	$16,809,735

The Company has not recorded a provision for U.S. federal income tax for the year ended March 31, 2010 due to the net operating loss carry forward in the United States. Net operating loss carry forward in the United States as of March 31, 2010 was $433,658 and it will begin to expire in 2011 and will end in 2016.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of March 31, 2010 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In 2010 and 2009, the subsidiaries of the Company in China did not transfer any earnings to the surplus reserve fund due to net operating loss. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $0 and $950,327 is restricted as of March 31, 2010 and 2009, respectively.

16.	CONTINGENCIES

On December 29, 2004, the Company entered into an agreement (the “Luoshan Agreement”) to purchase Luoshan Fertilizer Plant, a bankrupt company and to assume $1.3 million in debt owed by Xixian Fertilizer Plant (the principal shareholder of Luoshan Fertilizer Plant). Under the Luoshan Agreement, the Company was to receive reimbursements of RMB 5 million (approximately $650,000) from both the Luoshan county government and the Xi county government, which were to be received before December 29, 2007. Luoshan county government paid its note of RMB 5 million (approximately $650,000) to the Company on its due date.

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against Xi county government and Shiji Jinyuan in amount of RMB 5 million

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

16.	CONTINGENCIES (CONTINUED)

(approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province.(“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the intermediate Court issued enforcement notice to Xi county government and Shiji Jinyuan. The Xi County Government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. At March 31, 2010, the Company has a reserve against the RMB 5 million ($732,461) note of $732,461 due to the uncertainty of collection.

17.	CAPITAL COMMITMENT

As of March 31, 2010, the Company entered into an agreement and made a down payment of $25.1 million toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price of approximately $7.82 million prior to delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through March 31, 2010, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until September 2010.

18.	SUBSEQUENT EVENTS

On April 15, 2010, the Company obtained a short-term bank loan for RMB 30 million (approximately $4.39 million) with an interest rate of 5.31% per annum from Guangdong Development Bank, which is due on April 15, 2011.

On April 30, 2010, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.46 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on November 30, 2010.

On May 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (“Purchase Agreement”) and a Warrant Agreement (the “Warrant”) with certain accredited investors (the “Investors”), pursuant to which the Company issued One Million Three Hundred Sixty Thousand (1,360,000) units (the “Units”) to the Investors, consisting of (i) one (1) share of Common Stock of the Company, par value $0.001 (the “Common Stock”), and (ii) a Warrant to purchase one half (½) of one (1) share of Common Stock with an exercise price of Two Dollars ($2.00) per share (the “Offering”). The purchase price for each Unit is One Dollar and Twenty-Five Cents ($1.25) and the aggregate purchase price for the Units sold in the Offering was One Million Seven Hundred Thousand Dollars ($1,700,000).

The Company engaged Internet Securities, Inc. as placement agent (the “Placement Agent”) in connection with the Offering. The Company will pay the Placement Agent an amount equal to ten percent (10%) of the aggregate gross proceeds raised in the Offering in cash and a five (5) year warrant to purchase ten percent (10%) of the Securities sold in the Offering (the “Placement Agent Warrant”). The Placement Agent Warrant shall have the same terms as the Warrant, except that the exercise price of the Placement Agent Warrant shall be One Dollar and Twenty Five Cents ($1.25).

The warrants vest only at the date on which financing is closed. The financing was not closed, and the Company has raised $1.82 million from the Offering as of June 21, 2010.  Once the financing is closed the Company will value the warrants using the Black-Scholes pricing model.  The Company is currently evaluating whether the warrants should be accounted for as derivatives since the Company’s functional currency is the RMB, which is different from the currency of the warrants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

Dated: June 29, 2010

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

Signature	Title	Date

/s/ Chen Si Qiang
Chen Si Qiang	Chief Executive Officer	June 29, 2010
(Principal Executive Officer) and
Chairman of the Board

/s/ Donglai Li
Donglai Li	Chief Financial Officer (Principal	June 29, 2010
Accounting Officer)

/s/ Wang Gui Quan
Wang Gui Quan	President and Director	June 29, 2010

/s/ Zhou Dian Chang
Zhou Dian Chang	Director	June 29, 2010

/s/ Yan Shi
Yan Shi	Director	June 29, 2010

/s/ Qi Lei
Qi Lei	Director	June 29, 2010

/s/ Xiaokai Cao
Xiaokai Cao	Director	June 29, 2010

/s/ Howard S. Barth
Howard S. Barth	Director	June 29, 2010

S-1

Index to Exhibits
Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (7)

10.4	Form of Warrant. (7)

14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)

21.1	Subsidiaries of the Company (5)

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Filed herewith.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.