Form 10-Q
period 2010-06-30
New Oriental Energy & Chemical Corp.
filed 2010-08-23
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐                   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2010
Common Stock, $.001 par value per share	14,100,000 shares

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2010 And 2009

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and March 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2010 and 2009 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2010 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements for the Three Months Ended June 30, 2010 and 2009 (Unaudited)	F-6-21

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,117,917	$319,816
Restricted cash	23,192,802	3,662,306
Notes receivable, net of reserve of $736,279 and $732,461 at June 30, 2010
and March 31, 2010, respectively	-	42,483
Inventories, net	2,765,992	7,607,683
Prepayments for goods	323,773	275,735
Due from employees	-	225,519
Other assets	224,266	35,762
Due from a related party	233,080	231,872
Deferred taxes	492,396	622,452
Total current assets	28,350,226	13,023,628

Plant and equipment, net	15,700,625	16,246,562
Land use rights, net	1,602,991	1,603,674
Construction in progress	30,077,799	29,540,856
Deposits	1,214,907	1,208,607
Deferred taxes	761,785	551,037
Other long-term assets	9,766	8,282
Total long-term assets	49,367,873	49,159,018

TOTAL ASSETS	$77,718,099	$62,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$8,749,292	$8,672,865
Other payables and accrued liabilities	1,431,060	1,169,859
Short-term debt	41,249,319	18,900,429
Customer deposits	4,341,424	10,814,494
Due to employees	88,159	16,810
Payable to contractors	1,174,841	1,175,726
Due to related parties	15,240,212	14,871,559
Deferred taxes	459,427	450,853
Taxes payable	573,587	570,768
Derivative liabilities	479,645	-
Current portion of long-term notes payable	534,539	531,767
Total current liabilities	74,321,505	57,175,130

LONG-TERM LIABILITIES
Long-term bank loan	2,945,118	2,929,845
Deferred taxes	794,754	722,636
Due to employees	127,506	129,555
Total long-term liabilities	3,867,378	3,782,036

TOTAL LIABILITIES	$78,188,883	$60,957,166

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 14,100,000 and
12,640,000 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	14,100	12,640
Additional paid-in capital	5,466,977	4,573,205
Retained deficit (restricted portion was $0 and $950,327 at June 30, 2010 and
March 31, 2010, respectively)	(8,500,966)	(5,903,362)
Accumulated other comprehensive income	2,549,105	2,542,997
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(470,784)	1,225,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$77,718,099	$62,182,646

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009

REVENUES	$13,730,314	$8,384,866

COST OF GOODS SOLD	(14,667,701)	(9,973,189)

GROSS LOSS	(937,387)	(1,588,323)

General and administrative	767,811	727,934

Selling and distribution	241,029	287,540

Research and development	18,251	27,626

LOSS FROM OPERATIONS	(1,964,478)	(2,631,423)

OTHER INCOME (EXPENSES)

Interest expense, net	(875,441)	(461,917)

Other income (expenses), net	9,384	(3,507)

Change in fair value of derivatives liabilities	232,931	-

LOSS BEFORE INCOME TAXES	(2,597,604)	(3,096,847)

INCOME TAX EXPENSE	-	(55,008)

NET LOSS	(2,597,604)	(3,151,855)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain (loss)	6,108	(9,672)

OTHER COMPREHENSIVE INCOME (LOSS)	6,108	(9,672)

COMPREHENSIVE LOSS	$(2,591,496)	$(3,161,527)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	13,538,000	12,640,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.19)	$(0.25)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par value	Capital	Deficit	Income	Total

BALANCE AT MARCH 31, 2010	12,640,000	$12,640	$4,573,205	$(5,903,362)	$2,542,997	$1,225,480

Sale of 1,460,000 shares of common stock for cash, net of expenses and derivative liabilities	1,460,000	1,460	893,772	-	-	895,232

Foreign currency translation gain	-	-	-	-	6,108	6,108

Net loss	-	-	-	(2,597,604)	-	(2,597,604)

BALANCE AT JUNE 30, 2010	14,100,000	$14,100	$5,466,977	$(8,500,966)	$2,549,105	$(470,784)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,597,604)	$(3,151,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649,999	652,255
Gain on disposal of plant and equipment	(8,629)	-
Deferred taxes	-	54,530
Write-down of inventories to net realizable value	271,991	807,448
Change in fair value of derivatives	(232,931)	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	4,569,700	(2,632,107)
Prepayments for goods	(48,038)	54,804
Other assets	(188,504)	1,621
Due from a related party	-	30,211

Increase (Decrease) In:
Accounts payable	76,427	(744,169)
Other payables and accrued liabilities	261,201	62,745
Customer deposits	(6,473,070)	625,794
Due to employees	71,349	-
Due to a related party	39,444	27,437
Net cash used in operating activities	(3,608,665)	(4,211,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(11,294)	(1,623)
Purchases of construction in progress	(131,033)	(599,727)
Deposits	-	(68,680)
Purchases of other long-term assets	(2,136)	-
Proceeds from disposal of plant and equipment	8,629
Due from employees	225,519	(2,311)
Notes receivable	42,593	(84,968)
Net cash provided by (used in) investing activities	132,278	(757,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt, net of restricted cash	13,148,763	12,697,960
Repayments of short-term debt	(10,486,738)	(7,887,151)
Proceeds from issuance of common stock, net	1,607,808	-
Net cash provided by financing activities	4,269,833	4,810,809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	793,446	(157,786)

Effect of exchange rate changes on cash	4,655	(19,027)
Cash and cash equivalents at beginning of period	319,816	410,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,117,917	$234,057

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$350,476	$324,001

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

3.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,597,604 and has negative cash flow from operations of $3,608,665 for the three months ended June 30, 2010, and has a working capital deficit of $45,971,279 and a shareholders’ deficit of $470,784 at June 30, 2010.

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

A former shareholder of the Company forgave $1,344,328 of debt after June 30, 2010.  See Note 19.

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

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer	Sales		Customer Deposits
	Three Months Ended June 30,		As of June 30,	As of March 31,
	2010	2009	2010	2010
Company A	37.56%	7.53%	89.45%	83.32%
Company B	12.69%	16.13%	2.52%	5.16%
Company C	5.45%	-	0.07%	0.52%
Company D	5.22%	-	-	0.47%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Three Months Ended June 30,		As of June 30, 2010	As of March 31, 2010
	2010	2009
Company E	45.69%	15.48%	25.03%	0.24%
Company F	20.82%	13.35%	13.75%	12.51%
Company G	9.15%	23.58%	5.47%	6.38%
Company H	7.94%	19.05%	7.92%	8.94%

The sole market of the Company is the PRC for the three months ended June 30, 2010 and 2009.

(c)	Economic and Political Risks

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
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
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

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of June 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of warrants	$479,645	$-	$-	$479,645

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short term maturity. See Note 10.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, taxes payable and long-term bank loan, approximate their fair values because of the short-term maturity of these instruments.

(f)	Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Notes 15 and 16.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the three months ended June 30, 2010 and 2009 was $258,590 and $99,153, respectively.

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

	June 30, 2010	March 31, 2010	June 30, 2009
Period end RMB: $ exchange rate	6.7909	6.8263	-
Average period RMB: $ exchange rate	6.8086	-	6.8339

(k)	Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted loss per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  As of June 30, 2010, common stock equivalents were composed of warrants convertible into 876,000 shares of the Company's common stock.  For three months ended June 30, 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

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

Fuel Segment:

For The Three Months Ended June 30, 2010
	DME	Methanol	Segment Total
Revenues	-	$2,051,729	$2,051,729
COGS	-	2,510,587	2,510,587
Gross loss	-	$(458,858)	$(458,858)

For The Three Months Ended June 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$1,665,163	$1,665,163
COGS	-	2,735,103	2,735,103
Gross loss	-	$(1,069,940)	$(1,069,940)

Fertilizer Segment:

For The Three Months Ended June 30, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$10,719,109	$756,170	$100,340	$102,966	$11,678,585
COGS	11,133,333	806,459	115,598	101,724	12,157,114
Gross (loss) profit	$(414,224)	$(50,289)	$(15,258)	$1,242	$(478,529)

For The Three Months Ended June 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$5,724,165	$671,142	$218,243	$106,153	$6,719,703
COGS	6,135,880	707,467	279,688	115,051	7,238,086
Gross loss	$(411,715)	$(36,325)	$(61,445)	$(8,898)	$(518,383)

(m)	New Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6-9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company adopted ASC 815-40 and determined that the outstanding warrants were derivative liabilities rather than equity.  Nee Notes 14, 15 and 16.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value  of financial instruments in  interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

5.	INVENTORIES

Inventories consist of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
Finished goods	$1,708,984	$6,108,597
Raw materials	558,520	989,483
Packing materials	498,488	509,603
Total inventories, net	$2,765,992	$7,607,683

The net book value of $1,472,559 and $3,868,274 of finished goods inventory is pledged as collateral for short-term debt at June 30, 2010 and March 31, 2010, respectively. See Note 10.

As of June 30, 2010 and 2009, the Company recorded a write-down of inventories to net realizable value of $271,991 and $807,448, respectively.

6.	RELATED PARTY TRANSACTIONS

(I)	Due from a Related Party

	June 30, 2010	March 31, 2010
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$233,080	$231,872

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. The remaining balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

(II)	Due to Related Parties

		June 30, 2010	March 31, 2010
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$10,896,935	$10,840,426
Long Triumph Investments Limited	(b)	1,344,328	1,344,328
Chen Siqiang	(c)	1,030,791	1,025,446
Wang Guiquan	(d)	132,530	131,843
Zhou Dianchang	(e)	73,628	73,246
Mai Xiaofu	(f)	147,256	146,492
Yu Zhiyang	(g)	44,177	43,948
Yang Hongtao	(h)	44,177	43,948
Subtotal		$13,713,822	$13,649,677

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	1,201,893	934,227
Chen Siqiang	(c)	230,073	204,269
Wang Guiquan	(d)	28,026	24,716
Zhou Dianchang	(e)	15,570	13,731
Mai Xiaofu	(f)	31,768	28,087
Yu Zhiyang	(g)	9,530	8,426
Yang Hongtao	(h)	9,530	8,426
Subtotal		$1,526,390	$1,221,882
Total		$15,240,212	$14,871,559

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties (continued)

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chiefexecutive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount consists of the following at June 30, 2010:

Due December 30, 2010, interest rate at 8.748% per annum, unsecured	$2,945,117
Due January 13, 2011, interest rate at 10.62% per annum, unsecured	441,768
Due January 20, 2011, interest rate at 10.62% per annum, unsecured	1,030,791
Due September 1, 2010, interest rate at 10.62% per annum, unsecured	736,279
Due September 25, 2010, interest rate at 15% per annum, unsecured	736,279
Due October 9, 2010, interest rate at 10.62% per annum, unsecured	589,024
Due October 14, 2010, interest rate at 10.62% per annum, unsecured	883,535
Due December 10, 2010, interest rate at 10.62% per annum, unsecured	736,279
Due December 28, 2010, interest rate at 10.62% per annum, unsecured	441,768
Due December 31, 2010, interest rate at 10.62% per annum, unsecured	294,512
Due January 25, 2011, interest rate at 10.62% per annum, unsecured	294,512
Due February 9, 2011, interest rate at 10.62% per annum, unsecured	441,768
No fixed repayment term, interest free, unsecured	1,325,303
Total	$10,896,935

Interest expense for the three months ended June 30, 2010 and 2009 is $296,869 and $91,765, respectively. Of the $296,869 of interest expense, $223,249 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. The amount represents advances from Long Triumph Investments Limited. The amount is unsecured, interest free, and has no fixed repayment terms.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on September 3, 2010. The interest expense for the three months ended June 30, 2010 and 2009 of $24,739 and $24,591 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(d)
Wang Guiquan is the president and director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on January 18, 2011. The interest expense for the three months ended June 30, 2010 and 2009 of $3,181 and $3,162 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due January 18, 2011. The interest expense for the three months ended June 30, 2010 and 2009 of $1,767 and $1,756 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(f)
Mai Xiaofu is a director of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on January 2, 2011. The interest expense for the three months ended June 30, 2010 and 2009 of $3,534 and $3,513 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(g)
Yu Zhiyang is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on January 2, 2011. The interest expense for the three months ended June 30, 2010 and 2009 of $1,060 and $1,054 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties (continued)

(h)
Yang Hongtao is a significant shareholder of the Company. The amount is unsecured, has an interest rate of 9.6% per annum and is due on January 2, 2011. The interest expense for the three months ended June 30, 2010 and 2009 of $1,060 and $1,054 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(III)	Due from employees

	June 30, 2010	March 31, 2010
	(Unaudited)
Current	$-	$225,519
Total amount due from employees	$-	$225,519

Amounts due from employees was interest-free, unsecured and had no fixed repayment terms. The amounts primarily represented payments made by the Company on behalf of employees for their purchase of apartments.

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
At cost:
Buildings	$2,460,035	$2,447,278
Machinery	25,330,456	25,196,080
Motor vehicles	324,285	344,841
Office equipment	282,552	272,839
	28,397,328	28,261,038
Less: Accumulated depreciation
Buildings	540,886	513,328
Machinery	11,726,924	11,076,634
Motor vehicles	238,506	247,040
Office equipment	190,387	177,474
	12,696,703	12,014,476
Plant and equipment, net	$15,700,625	$16,246,562

Depreciation expense for the three months ended June 30, 2010 and 2009 is $640,282 and $642,575, respectively.

The net book value of machinery of $7,370,549 and $7,332,326 is pledged as collateral for a long-term bank loan at June 30, 2010 and March 31, 2010, respectively. See Note 12.

8.	LAND USE RIGHTS

	June 30, 2010	March 31, 2010
	(Unaudited)
Cost	$1,808,447	$1,799,069
Less: Accumulated amortization	205,456	195,395
Land use rights, net	$1,602,991	$1,603,674

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

8.	LAND USE RIGHTS (CONTINUED)

Amortization expense for the three months ended June 30, 2010 and 2009 is $9,019 and $8,985, respectively.

The net book value of $1,602,991 and $1,603,674 of land use rights are pledged as collateral for short-term bank loans at June 30, 2010 and March 31, 2010, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

Nine months ended March 31, 2011	$27,127
2012	36,169
2013	36,169
2014	36,169
2015	36,169
Thereafter	1,431,188
Total	$1,602,991

9.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
Plant	$27,758,985	$27,176,737
Machinery	2,111,450	2,183,122
Other	207,364	180,997
	$30,077,799	$29,540,856

Capitalized interest for the three months ended June 30, 2010 and 2009 is $257,918 and $99,153, respectively.

Plant construction in progress of $3,156,135 and $3,139,768 is pledged as collateral for short-term bank loans at June 30, 2010 and March 31, 2010, respectively. See Note 10.

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	$-	$1,464,922

Guangdong Development Bank, due May 12, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd. (Repaid on its due date)	-	4,394,767

Rural Credit Cooperatives, due August 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress. (Repaid on its due date)	559,572	556,671

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	1,472,559	1,464,922

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	June 30, 2010	March 31, 2010
	(Unaudited)
Rural Credit Cooperatives, due October 23, 2010, interest rate at 10.62% per annum, collateralized by construction in progress.	574,298	571,320

Xinyang Commercial Bank, due January 4, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	2,356,094	2,343,875

Xinyang Commercial Bank, due November 30, 2010, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	1,472,559	-

Guangdong Development Bank, due April 15, 2011, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,417,678	-

Notes Payable to Unrelated Companies:
Due May 2, 2010 (Repaid on its due date)	-	2,197,384
Due May 26, 2010 (Repaid on its due date)	-	2,197,384
Due August 2, 2010 (Repaid on its due date)	1,619,815	1,611,415
Due August 3, 2010 (Repaid on its due date)	736,279	732,461
Due September 16, 2010	589,024	585,969
Due October 6, 2010	2,208,838	-
Due October 8, 2010	4,049,537	-
Due October 12, 2010	3,681,397	-
Due October 14, 2010	4,417,677	-
Due October 29, 2010	2,208,838	-
Due November 5, 2010	2,208,838	-
Due November 10, 2010	5,153,956	-
Due December 1, 2010	2,208,838	-

Notes Payable to Unrelated Individuals:
Due December 3, 2010, interest rate at 15% per annum, unsecured	135,475	339,862
Due October 13, 2010, interest rate at 7.2% per annum, unsecured	441,768	439,477
Due July 15, 2010, interest rate at 6% per annum, unsecured	736,279	-
	$41,249,319	$18,900,429

Interest expense for the three months ended June 30, 2010 and 2009 was $852,860 and $430,365, respectively.

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $13,035 and $4,390 for the three months ended June 30, 2010 and 2009, respectively.

Restricted cash of $23,192,802 and $3,662,306 is collateralized for the notes payable at June 30, 2010 and March 31, 2010, respectively.

Finished goods inventory and construction in progress are pledged as collateral for short-term bank loans at June 30, 2010 and March 31, 2010. See Notes 5 and 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

11.	CURRENT PORTION OF LONG-TERM NOTES PAYABLE

	June 30, 2010	March 31, 2010
	(Unaudited)
Due December 31, 2010, interest free, unsecured	$534,539	$531,767

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601 through long-term notes payable. The remaining balance at June 30, 2010 is $534,539.

12.	LONG-TERM BANK LOAN

	June 30, 2010	March 31, 2010
	(Unaudited)
Luoshan Rural Credit Cooperatives	$2,945,118	$2,929,845

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 7.

13.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%, replacing the previous tax rate of 33%.

Income tax expense for the three months ended June 30, 2010 and 2009 is summarized as follows:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$-
Deferred:
CIT	-	(55,008)
Income tax expense	$-	$(55,008)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” benefit	$649,401	$774,212
Permanent differences	(46,560)	-
Valuation allowance	(602,841)	(829,220)
Income tax expense	$-	$(55,008)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2010 and March 31, 2010 are as follows:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

13.	INCOME TAXES (CONTINUED)

	June 30, 2010	March 31, 2010
	(Unaudited)
Deferred tax assets:
Current portion:
Cost of sales	$226,418	$362,250
Financial expense	12,238	12,175
Welfare	10,354	10,300
Provision for notes receivable	184,070	183,115
Other expense	59,316	54,612
Total current deferred tax assets	492,396	622,452
Non-current portion:
Net operating loss carry forward	5,015,933	4,202,344
Valuation allowance	(4,254,148)	(3,651,307)
Total non-current deferred tax assets	761,785	551,037
Total deferred tax assets	1,254,181	1,173,489

Deferred tax liabilities:
Current portion:
Cost of sales	383,123	374,721
Government grant	25,402	30,031
Investment income	17,348	17,258
Other expenses	33,554	28,843
Total current deferred tax liabilities	459,427	450,853
Non-current portion:
Amortization	33,636	32,094
Depreciation	761,118	690,542
Total non-current deferred tax liabilities	794,754	722,636
Total deferred tax liabilities	1,254,181	1,173,489

Net deferred tax assets	$-	$-

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of June 30, 2010, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of June 30, 2010 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

13.	INCOME TAXES (CONTINUED)

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

14.	SHAREHOLDERS’ EQUITY

In May 2010, the Company sold 1,460,000 shares of common stock and warrants to purchase 730,000 shares of common stock to certain individuals at $1.25 per unit, for net proceeds of $1,607,807. The Company incurred total expenses of $217,177, which were directly related to the sale of the common stock, and the amount was deducted from the total proceeds and recorded to additional paid-in capital for the three months ended June 30, 2010.

The fair value of the warrants acquired by the investors was $552,800, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 1.56% and 1.21%, respectively; an expected life of 3 years; and an estimated volatility of 88.23% and 106.83%, respectively, based on recent history of its stock price.

The fair value of the warrants acquired by Internet Securities Inc., the placement agent in connection with the sale of common stock, was $159,776, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.47%; an expected life of 5 years; and an estimated volatility of 88.23% based on recent history of its stock price.

At the grant date, the fair value of warrants in connection with the sale of common stock is $712,576 and was recorded as derivative liabilities. Also see Notes 15 and 16.

15.	WARRANTS

Common Stock Warrants (also see Note 16)

On May 3, 2010 and May 25, 2010, the Company issued two series of warrants to certain investors to purchase 680,000 and 50,000 shares of common stock at $2 per share with a term of three years (730,000 warrants in the aggregate). The fair value of the warrants were recorded as derivative liabilities. The fair value of the warrants was $515,961 and $36,839, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 1.56% and 1.21%, respectively; an expected life of 3 years; and an estimated volatility of 88.23% and 106.83%, respectively, based on recent history of its stock price.

On May 3, 2010, the Company issued warrants to Internet Securities Inc., the placement agent in connection with the sale of common stock, for the purchase of 146,000 shares of common stock at $1.25 per share with a term of five years. We recorded the fair value of the warrants as derivative liabilities. The fair value of the warrant was $159,776 at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 2.47%; an expected life of 5 years; and an estimated volatility of 88.23% based on recent history of its stock price.

At June 30, 2010, warrants outstanding were as follows:

	Numbers of Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	-	$-
Warrants granted	876,000	1.88
Warrants expired	-	-
Warrants outstanding at June 30, 2010	876,000	1.88

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

15.	WARRANTS (CONTINUED)

The following table summarizes information about warrants outstanding at June 30, 2010:

Warrants outstanding and exercisable
Numbers of Shares under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
680,000	$2.00	May 2, 2013	$2.00
50,000	$2.00	May 24, 2013	$2.00
146,000	$1.25	May 2, 2015	$1.25
876,000	$1.25-2.00		$1.88

The aggregate intrinsic value of the 876,000 warrants outstanding and exercisable as of June 30, 2010 was zero.

16.	DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of warrants issued by the Company is denominated in US dollars, a currency other than the Company’s functional currency, RMB. As a result, the warrants are not considered indexed to the Company’s own stock. The fair value of certain of the Company’s warrants has been characterized as derivative liabilities.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At June 30, 2010, the Company had 876,000 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.

The derivative liabilities were valued using the Black-Scholes valuation model with the following assumptions:

	June 30, 2010	At the date of issuance
Risk-free interest rate	1.00%	1.21% to 2.47%
Expected volatility	104.88%	88.23% to 106.83%
Expected life (in years)	2.8 to 4.8 years	3 to 5 years
Expected dividend yield	0.00%	0.00%

Fair Value	$479,645	$712,576

The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The expected life of the warrants is based on the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The Company measured the fair value of the warrants as of June 30, 2010 as $479,645. For the three months ended June 30, 2010, the Company recorded a gain on the change in the fair value of derivatives of $232,931.

17.	CONTINGENCIES

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

17.	CONTINGENCIES (CONTINUED)

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against Xi county government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province (“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the intermediate Court issued an enforcement notice to Xi County Government and Shiji Jinyuan. The Xi County Government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. On June 30, 2010, the Company has a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

18.	CAPITAL COMMITMENT

As of June 30, 2010, the Company entered into an agreement and made a down payment of $25.1 million toward the purchase of production equipment to be used in the Methanol project. The Company is required to pay the remainder of the purchase price of approximately $7.82 million prior to delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through June 30, 2010, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until September 2010.

19.	SUBSEQUENT EVENT

On August 10, 2010, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.47 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on August 10, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended June 30, 2010. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial  Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2,  The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company adopted ASC 815-40 and determined that the outstanding warrants were derivative liabilities rather than equity.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1,  Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value  of financial instruments in  interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 as Compared to
Three Months Ended June 30, 2009

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Comparisons
						Increase
		Percentage of		Percentage of	Change in	(Decrease) in
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	13,730,314	100.00%	8,384,866	100.00%	5,345,448	63.75%
Cost of Goods Sold	(14,667,701)	(106.83)%	(9,973,189)	(118.94)%	(4,694,512)	47.07%
Gross loss	(937,387)	(6.83)%	(1,588,323)	(18.94)%	650,936	(40.98)%
General & administrative	767,811	5.59%	727,934	8.68%	39,877	5.48%
Selling and distribution	241,029	1.76%	287,540	3.43%	(46,511)	(16.18)%
Research and development	18,251	0.13%	27,626	0.33%	(9,375)	(33.94)%
Loss from operations	(1,964,478)	(14.31)%	(2,631,423)	(31.38)%	666,945	(25.35)%
Interest expense, net	(875,441)	(6.38)%	(461,917)	(5.51)%	(413,524)	89.52%
Other income (expenses), net	9,384	0.07%	(3,507)	(0.04)%	12,891	(367.58)%
Change in fair value of derivatives liabilities	232,931	1.70%	-	-	232,931	100.00%
Loss before income taxes	(2,597,604)	(18.92)%	(3,096,847)	(36.93)%	499,243	(16.12)%
Income tax expense	-	-	(55,008)	(0.66)%	55,008	(100.00)%
Net loss	(2,597,604)	(18.92)%	(3,151,855)	(37.59)%	554,251	(17.58)%
Foreign currency translation gain (loss)	6,108	0.04%	(9,672)	(0.12)%	15,780	(163.15)%
Weighted average shares outstanding basic and diluted	13,538,000		12,640,000		898,000	7.10%
Net loss per share, basic and diluted	(0.19)		(0.25)		0.06	(24)%

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the three months ended June 30, 2010 were $13,730,314, which represented an increase of 63.75% from the same period in the prior year. The increase was mainly due to the following factors:  (i) the increase in sales volume of Urea and Ammonium Bicarbonate as compared to the same period last year and (ii) the increase in the selling price of Methanol as compared to the same period last year.

Cost of Goods Sold (“COGS”) for the three months ended June 30, 2010 was $14,667,701, which was 106.83% of total revenues and represents a 47.07% increase, as compared to $9,973,189, and 118.94% of total revenues for the three months ended June 30, 2009. This was mainly due to the increase in sales volume of products as compared to the same period last year.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the COGS.

Gross loss is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products. The Company’s COGS line item does not include any inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.  The Company’s gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in COGS and others exclude a portion of them from gross profit.

Gross loss increased by $650,936, or 40.98%, to $(937,387) for the three months ended June 30, 2010 as compared to $(1,588,323) for the three months ended June 30, 2009. This increase was mainly due to the decrease in the production cost as compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2011Q1	Revenues	-	$2,051,729	$10,719,109	$756,170	$100,340	$102,966
	COGS	-	2,510,587	11,133,333	806,459	115,598	101,724
	Gross (Loss) Profit	-	(458,858)	(414,224)	(50,289)	(15,258)	1,242
	Gross Margin	-	(22.36)%	(3.86)%	(6.65)%	(15.21)%	1.21%
2010Q1	Revenues	-	1,665,163	5,724,165	671,142	218,243	106,153
	COGS	-	2,735,103	6,135,880	707,467	279,688	115,051
	Gross Profit (Loss)	-	(1,069,940)	(411,715)	(36,325)	(61,445)	(8,898)
	Gross Margin	-	(64.25)%	(7.19)%	(5.41)%	(28.15)%	(8.38)%
Changes	Revenues	-	386,566	4,994,944	85,028	(117,903)	(3,187)
	Percentage	-	23.21%	87.26%	12.67%	(54.02)%	(3.00)%

Sales of Urea increased $4,994,944, or 87.26%, to $10,719,109 for the three months ended June 30, 2010, as compared to $5,724,165 for the three months ended June 30, 2009. This increase was mainly due to the increase in sales volume as compared to the same period of last year.

The gross margin of Urea increased to (3.86)% for the three months ended June 30, 2010, as compared to (7.19)% for the three months ended June 30, 2009. This was mainly due to the decrease in the production cost as compared to the same period last year.

Sales of ammonium bicarbonate for the three months ended June 30, 2010 were $756,170, which represented an increase of 12.67% from the same period in the prior year. This was mainly due to the increase in sales volume as compared to the same period of last year.

The gross margin of ammonium bicarbonate decreased to (6.65)% for the three months ended June 30, 2010 as compared to (5.41)% for the same period of the prior year. This was mainly due to the decrease in sales volume.

Sales of methanol for the three months ended June 30, 2010 increased 23.21% to $2,051,729, from $1,665,163 for the three months ended June 30, 2009. This increase was mainly due to the increase in sales volume and the selling price of Methanol as compared to the same period of last year. Methanol incurred a negative gross margin of 22.36% for the three months ended June 30, 2010, which was mainly due to the decrease in the production cost as compared to the same period last year.

Sales of liquefied ammonia decreased $117,903, or 54.02%, to $100,340 for the three months ended June 30, 2010, as compared to $218,243 for the three months ended June 30, 2009. This was mainly due to the decrease in sales volume as compared to the same period last year.

The gross margin of liquefied ammonia increased to (15.21)% for the three months ended June 30, 2010, as compared to (28.15)% for the three months ended June 30, 2009. This was mainly due to the increase in the selling price and the decrease in the production cost of liquefied ammonia as compared to the same period of last year.

Sales of DME decreased to $0 for the three months ended June 30, 2010. This was due to the decrease in the selling price which would have resulted in a negative gross profit of DME sales.  Management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,150 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future, and recover to the normal level within one year.

The gross margin of ammonia water increased 9.59% for the three months ended June 30, 2010 as compared to (8.38)% for the same period prior year. This was mainly due to the fact that the decrease in the production cost of ammonia water as compared to the same period of last year.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	4,118,627	30.00%	2,868,226	34.21%	1,250,401	43.59%
Guangdong Province	6,415,753	46.73%	3,125,464	37.26%	3,290,289	105.27%
Hubei Province	1,189,708	8.66%	176,689	2.11%	1,013,019	573.33%
Anhui Province	1,986,549	14.47%	2,113,675	25.21%	(127,126)	(6.01)%
Hunan Province	2,661	0.02%	63,344	0.76%	(60,683)	(95.80)%
Hebei Province	-	-	6,670	0.08%	(6,670)	(100.00)%
Jiangxi Province	-	-	30,798	0.37%	(30,798)	(100.00)%
Guangxi Province	17,016	0.12%	-	-	17,016	100.00%
Total	13,730,314	100.00%	8,384,866	100.00%	5,345,448	63.75%

The sales for the three months ended June 30, 2010 in Henan Province, Guangdong Province and Hubei Province increased by 43.59%, 105.27% and 573.33% respectively as compared to the same period last year. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy and expansion of the market share.

The sales for the three months ended June 30, 2010 in other provinces decreased as compared to the same period last year. The decrease was mainly attributable to the fact that the Company made adjustments to its product structure, and the sales volume of Methanol decreased in these provinces.

Operating Expenses

The Company incurred general and administrative expenses of $767,811 for the three months ended June 30, 2010, representing an increase of $39,877, or 5.48%, as compared to $727,934 for the three months ended June 30, 2009.

The Company incurred selling and distribution expenses of $241,029 for the three months ended June 30, 2010, a decrease of $46,511, or 16.18%, as compared to $287,540 for the three months ended June 30, 2009.

The Company incurred R&D expenses of $18,251 for the three months ended June 30, 2010, representing a decrease of $9,375, or 33.94%, compared to $27,626 for the three months ended June 30, 2009.

Income Tax Expense

The Company incurred income tax expense of $0 for the three months ended June 30, 2010, a decrease of $55,008, or 100%, as compared to $55,008 for the three months ended June 30, 2009. This decrease is mainly attributable to the decrease in the reserve against the net operating loss carry forward deferred tax asset.

Net Loss

The Company’s net loss of $2,597,604 for the three months ended June 30, 2010 represented a decrease of $554,251, or 17.58%, as compared to a net loss of $3,151,855 for the three months ended June 30, 2009. This decrease was mainly due to the decrease in the production cost as compared to the same period last year offset by the increase in the change in fair value of derivatives liabilities of $232,931 in the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended June 30,
	2010	2009
Net cash provided by (used in)
Operating activities	$(3,608,665)	$(4,211,286)
Investing activities	132,278	(757,309)
Financing activities	4,269,833	4,810,809
Net change in cash and cash equivalents	793,446	(157,786)

Effect of exchange rate changes on cash and cash equivalents	4,655	(19,027)

Cash and cash equivalents at beginning of period	319,816	410,870

Cash and cash equivalents at end of period	$1,117,917	$234,057

Cash flows used in operating activities during the three months ended June 30, 2010 amounted to $3,608,665, which was mainly due to the Company’s net loss of $2,597,604 in the reporting period and the decrease in  customer deposits by $6,473,070.

As of June 30, 2010, the cash provided by investing activities was $132,278, which was mainly due to the decrease in due from employees.

As of June 30, 2010, the cash provided by financing activities was $4,269,833, which represented the net increase short-term debt and the increase in proceeds from issuance of common stock in the reporting period.

Liquidity

The Company has a working capital deficit of $45,971,279 and a shareholders’ deficit of $470,784 as of June 30, 2010, and the Company incurred a net loss of $2,597,604 and negative cash flow from operations of $3,608,665 for the three months ended June 30, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the fiscal year ending March 31, 2011.

The major shareholder has committed to provide financial assistance of RMB 30 to 50 million (approximately $4.4 to $7.3 million) over the next few years, if necessary.

On August 10, 2010, the Company obtained a short-term bank loan for RMB 10 million (approximately $1.47 million) with an interest rate of 10.08% per annum from Xinyang Commercial Bank, which is due on August 10, 2011.

Capital Resources

As of June 30, 2010, our total assets were $77,718,099 and our total liabilities were $78,188,883. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 100.61%.

As of June 30, 2010, our total assets were $77,718,099 and our operating revenue for the three months ended June 30, 2010 was $13,730,314, reflecting a total asset turnover of 0.18.

As of June 30, 2010, we had working capital deficit of $45,971,279. This was mainly due to the increase in the Company’s net loss.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi county government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi county government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi county government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against Xi county government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi county government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, Xi county government and Shiji Jinyuan appealed to the Higher Court of Henan Province.(“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the intermediate Court issued enforcement notice to Xi county government and Shiji Jinyuan. The Xi County Government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. At June 30, 2010, the Company has a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

Item 1A.        Risk Factors.

Not required.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the Company’s Annual Report Form 10-K filed with the SEC on June 29, 2010, during the fiscal quarter covered by this Current Quarterly Report Form 10-Q, the following sale of unregistered securities occurred:

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

Item 5.           Other Information

(a)    There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)    There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended June 30, 2010.

Item 6.           Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.4	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

10.5	Form of Warrant. (6)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Donglai Li
Donglai Li
Chief Financial Officer

DATED:  August 23, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)

10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)

10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.4	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

Form of Warrant. (6)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Filed herewith.
(5)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.