Form 10-Q
period 2010-09-30
New Oriental Energy & Chemical Corp.
filed 2010-11-22
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 22, 2010
Common Stock, $.001 par value per share	17,012,458 shares

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Six Months Ended September 30, 2010 And 2009

Page
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2010 and 2009 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2010 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2009 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended September 30, 2010 and 2009 (Unaudited)	F-6-21

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,093	$319,816
Restricted cash	23,205,145	3,662,306
Notes receivable, net of reserve of $746,146 and $732,461 at September 30, 2010 and March 31, 2010, respectively	-	42,483
Inventories, net	1,748,335	7,607,683
Prepayments for goods	250,063	275,735
Due from employees	221,934	225,519
Other assets	117,200	35,762
Due from a related party	236,204	231,872
Deferred taxes	289,755	622,452
Total current assets	26,112,729	13,023,628

Plant and equipment, net	15,271,235	16,246,562
Land use rights, net	1,615,309	1,603,674
Construction in progress	30,790,517	29,540,856
Deposits	1,231,188	1,208,607
Deferred taxes	1,058,435	551,037
Other long-term assets	9,003	8,282
Total long-term assets	49,975,687	49,159,018

TOTAL ASSETS	$76,088,416	$62,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,390,727	$8,672,865
Other payables and accrued liabilities	1,614,739	1,169,859
Short-term debt	42,042,351	18,900,429
Customer deposits	1,172,262	10,814,494
Due to employees	66,407	16,810
Payable to contractors	1,190,585	1,175,726
Due to related parties	13,850,554	14,871,559
Deferred taxes	471,655	450,853
Taxes payable	580,872	570,768
Derivative liabilities	410,531	-
Current portion of long-term notes payable	541,702	531,767
Total current liabilities	70,332,385	57,175,130

LONG-TERM LIABILITIES
Long-term bank loan	2,984,585	2,929,845
Deferred taxes	876,535	722,636
Due to employees	129,214	129,555
Total long-term liabilities	3,990,334	3,782,036

TOTAL LIABILITIES	74,322,719	60,957,166

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 17,012,458 and 12,640,000 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	17,012	12,640
Additional paid-in capital	8,376,523	4,573,205
Retained deficit (restricted portion was $0 and $950,327 at September 30, 2010 and March 31, 2010, respectively )	(9,220,233)	(5,903,362)
Accumulated other comprehensive income	2,592,395	2,542,997
TOTAL SHAREHOLDERS' EQUITY	1,765,697	1,225,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$76,088,416	$62,182,646

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$3,187,574	$7,553,115	$17,000,693	$15,937,433

COST OF GOODS SOLD	(1,688,721)	(9,522,165)	(16,567,459)	(19,494,540)

GROSS PROFIT (LOSS)	1,498,853	(1,969,050)	433,234	(3,557,107)

General and administrative	1,821,007	478,077	2,469,372	1,206,715

Selling and distribution	10,988	260,196	253,588	547,716

Research and development	9,112	15,045	27,460	42,673

LOSS FROM OPERATIONS	(342,254)	(2,722,368)	(2,317,186)	(5,354,211)

OTHER INCOME (EXPENSES)

Interest expense, net	(430,593)	(426,547)	(1,310,718)	(887,699)

Other income (expenses), net	(459)	6,263	8,988	2,754

Change in fair value of derivatives	69,115	-	302,045	-

LOSS BEFORE INCOME TAXES	(704,191)	(3,142,652)	(3,316,871)	(6,239,156)

INCOME TAX EXPENSE	-	(30,763)	-	(85,773)

NET LOSS	(704,191)	(3,173,415)	(3,316,871)	(6,324,929)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	43,290	17,756	49,398	7,743

OTHER COMPREHENSIVE INCOME	43,290	17,756	49,398	7,743

COMPREHENSIVE LOSS	$(660,901)	$(3,155,659)	$(3,267,473)	$(6,317,186)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	14,664,149	12,640,000	14,108,315	12,640,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.25)	$(0.24)	$(0.50)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par value	Capital	Deficit	Income	Total

BALANCE AT MARCH 31, 2010	12,640,000	$12,640	$4,573,205	$(5,903,362)	$2,542,997	$1,225,480

Sale of 1,460,000 shares of common stock for cash, net of expenses and derivative liabilities	1,460,000	1,460	893,772	-	-	895,232

Conversion of debt to common stock	2,912,458	2,912	2,909,546	-	-	2,912,458

Foreign currency translation gain	-	-	-	-	49,398	49,398

Net loss	-	-	-	(3,316,871)	-	(3,316,871)
BALANCE AT SEPTEMBER 30, 2010	17,012,458	$17,012	$8,376,523	$(9,220,233)	$2,592,395	$1,765,697

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,316,871)	$(6,324,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,301,053	1,303,432
Gain on disposal of plant and equipment	(8,629)	-
Deferred taxes	-	84,963
Write-down of inventories to net realizable value	-	987,124
Change in fair value of derivatives	(302,045)	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	5,945,940	(1,497,019)
Prepayments for goods	25,672	(335,620)
Other assets	(81,438)	11,169
Due from a related party	-	30,116

Increase (Decrease) In:
Accounts payable	(282,138)	(1,537,352)
Other payables and accrued liabilities	540,451	120,194
Customer deposits	(9,642,232)	527,856
Due to employees	49,597	806
Due to a related party	65,678	54,885
Net cash used in operating activities	(5,704,962)	(6,574,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(2,933,120)
Purchases of plant and equipment	(14,459)	(24,755)
Purchases of construction in progress	(176,596)	(1,330,415)
Deposits	-	949,527
Purchases of other long-term assets	(1,966)	-
Proceeds from disposal of plant and equipment	8,629	-
Due from employees	3,585	(414,815)
Notes receivable	42,876	137,164
Net cash used in investing activities	(137,931)	(3,616,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	18,588,657	20,021,954
Repayments of short-term debt	(15,553,617)	(12,279,546)
Due to related parties	961,012	2,195,390
Proceeds from issuance of common stock, net	1,607,808	-
Net cash provided by financing activities	5,603,860	9,937,798

NET DECREASE IN CASH AND CASH EQUIVALENTS	(239,033)	(252,991)

Effect of exchange rate changes on cash	(36,690)	(35,145)
Cash and cash equivalents at beginning of period	319,816	410,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,093	$122,734

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$568,008	$590,428

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the six months ended September 30, 2010 and 2009, $0 and $25,651, respectively, was transferred from construction in progress to plant and equipment.

During the six months ended September 30, 2010, $2,912,458 of due to related parties was converted into common stock.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,316,871 and has negative cash flow from operations of $5,704,962 for the six months ended September 30, 2010, and has a working capital deficit of $44,219,656 at September 30, 2010.

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

On November 5 and November 10, 2010, notes to an unrelated third party in the principal amount of $2,238,438 and $5,223,023 matured and the Company has not made the outstanding payment of $1,119,219 and $1,566,907. Accordingly, the debt holder may declare the principal outstanding due and payable immediately.

On June 21, 2010, the Company ceased production for maintenance of the manufacturing systems. On October 15, 2010, the Company finished maintenance and resumed production. On November 15, 2010, the Company ceased production due to the Company's cash flow problem. The Company is seeking financial resources to solve the problem. The Company did not continue production yet.

The major shareholder has committed to provide financial assistance of RMB 30 to 50 million (approximately $4.4 to $7.3 million) over the next few years, if necessary. On November 15, 2010, the Company obtained financial support from major shareholder. The major shareholder agreed to extend the period of loans amount to $12,012,953 for one more year when it's due and promise to provided guarantee for future debt if necessary.

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

(i)  Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)  Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) (100% subsidiary of KHL)

(iii)  Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) (100% subsidiary of Henan Jinding)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inter-company accounts and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Six Months Ended September 30,		As of September	As of March 31,
	2010	2009	30, 2010	2010
Company A	48.29%	18.99%	76.06%	83.32%
Company B	10.06%	15.69%	13.34%	5.16%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Six Months Ended September 30,		As of September	As of March 31,
	2010	2009	30, 2010	2010
Company C	40.30%	49.03%	13.37%	0.24%
Company D	18.86%	12.47%	15.03%	12.51%
Company E	15.93%	9.87%	12.79%	6.38%

The sole market of the Company is the PRC for the six months ended September 30, 2010 and 2009.

(c)	Economic and Political Risks

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

ASC 820-10, Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Fair value of warrants	$410,531	$-	$-	$410,531
Long-term bank loan	$2,984,585	$-	$2,984,585	$-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short-term maturity. See Note 10.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, and taxes payable, approximate their fair values because of the short-term maturity of these instruments. The fair value of the Company’s long-term bank loan is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loan was not significantly different from the carrying value at September 30, 2010.

(f)	Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing models to value the derivative instruments at inception and on subsequent valuation dates. We estimate expected volatility at the valuation date based on recent history of the Company's stock price. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted to reflect future change in circumstances and facts, if any. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Notes 15 and 16.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on a weighted average basis. Finished goods costs are determined on a weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead. The Company’s cost of goods sold does not include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other distribution network costs.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(h)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the six months ended September 30, 2010 and 2009 was $521,723 and $224,064, respectively.

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

	September 30, 2010	March 31, 2010	September 30, 2009
Period end RMB: $ exchange rate	6.7011	6.8263	-
Average period RMB: $ exchange rate	6.7637	-	6.8325

(k)	Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted loss per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock warrants. As of September 30, 2010, common stock equivalents were composed of warrants convertible into 876,000 shares of the Company's common stock. For the six months ended September 30, 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

The fuel segment involves the manufacture and sale of methanol and dimethyl ether. The Company believes it is not feasible to separately identify the assets and operating expenses of each segment because of the similarities shared by each in the manufacturing process. Both segments share the same coal-to-gas primary system, and also share the same manufacturing sub-systems and cycles. Therefore, the following represents the revenue, cost of goods sold and gross profit by each product within each segment:

Fuel Segment:

For The Three Months Ended September 30, 2010
	DME	Methanol	Segment Total
Revenues	-	-	-
COGS	-	-	-
Gross loss	-	-	-

For The Three Months Ended September 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$712,459	$712,459
COGS	-	1,120,855	1,120,855
Gross loss	-	$(408,396)	$(408,396)

For The Six Months Ended September 30, 2010
	DME	Methanol	Segment Total
Revenues	-	$2,064,376	$2,064,376
COGS	-	2,526,749	2,526,749
Gross loss	-	$(462,373)	$(462,373)

For The Six Months Ended September 30, 2009
	DME	Methanol	Segment Total
Revenues	-	$2,377,765	$2,377,765
COGS	-	3,902,399	3,902,399
Gross loss	-	$(1,524,634)	$(1,524,634)

Fertilizer Segment:

For The Three Months Ended September 30, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$3,173,217	$7,733	-	$6,624	$3,187,574
COGS	1,676,695	7,700	-	4,326	1,688,721
Gross (loss) profit	$1,496,522	$33	-	$2,298	$1,498,853

For The Three Months Ended Sepember 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,105,901	$575,771	$83,278	$75,706	$6,840,656
COGS	7,436,132	755,343	123,020	86,815	8,401,310
Gross loss	$(1,330,231)	$(179,572)	$(39,742)	$(11,109)	$(1,560,654)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Segments (Continued)

For The Six Months Ended September 30, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$13,955,180	$768,903	$100,958	$111,276	$14,936,317
COGS	12,990,356	826,057	116,514	107,783	14,040,710
Gross (loss) profit	$964,824	$(57,154)	$(15,556)	$3,493	$895,607

For The Six Months Ended Sepember 30, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$11,829,408	$1,246,878	$301,557	$181,825	$13,559,668
COGS	13,521,389	1,460,477	407,537	202,738	15,592,141
Gross loss	$(1,691,981)	$(213,599)	$(105,980)	$(20,913)	$(2,032,473)

(m)	New Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)
Finished goods	$6,338	$6,108,597
Raw materials	1,220,838	989,483
Packing materials	521,159	509,603
Total inventories, net	$1,748,335	$7,607,683

The net book value of $0 and $3,868,274 of finished goods inventory is pledged as collateral for short-term debt at September 30, 2010 and March 31, 2010, respectively. See Note 10.

For the six months ended September 30, 2010 and 2009, the Company recorded a write-down of inventories to net realizable value of $0 and $987,124, respectively.

6.	RELATED PARTY TRANSACTIONS

(I)	Due from a Related Party

	September 30, 2010	March 31, 2010
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$236,204	$231,872

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. The balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(II)	Due to Related Parties

		September 30, 2010	March 31, 2010
		(Unaudited)
Principal:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	$12,012,953	$10,840,426
Long Triumph Investments Limited	(b)	-	1,344,328
Chen Siqiang	(c)	-	1,025,446
Wang Guiquan	(d)	-	131,843
Zhou Dianchang	(e)	-	73,246
Mai Xiaofu	(f)	-	146,492
Yu Zhiyang	(g)	-	43,948
Yang Hongtao	(h)	-	43,948
Subtotal		$12,012,953	$13,649,677

Interest:
Xinyang Hong Chang Pipeline Gas Co., Ltd.	(a)	1,472,940	934,227
Chen Siqiang	(c)	258,226	204,269
Wang Guiquan	(d)	31,625	24,716
Zhou Dianchang	(e)	17,569	13,731
Mai Xiaofu	(f)	35,775	28,087
Yu Zhiyang	(g)	10,733	8,426
Yang Hongtao	(h)	10,733	8,426
Subtotal		$1,837,601	$1,221,882
Total		$13,850,554	$14,871,559

(a)
Xinyang Hong Chang Pipeline Gas Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hong Chang Pipeline Gas Co., Ltd, and the amount consists of the following at September 30, 2010:

Due December 30, 2010, interest rate at 8.748% per annum, unsecured	$2,984,585
Due January 13, 2011, interest rate at 10.62% per annum, unsecured	447,688
Due January 20, 2011, interest rate at 10.62% per annum, unsecured	1,044,605
Due March 1, 2011, interest rate at 10.62% per annum, unsecured	746,146
Due March 25, 2011, interest rate at 15% per annum, unsecured	746,146
Due April 9, 2011, interest rate at 10.62% per annum, unsecured	596,917
Due April 14, 2011, interest rate at 10.62% per annum, unsecured	895,375
Due December 10, 2010, interest rate at 10.62% per annum, unsecured	746,146
Due December 28, 2010, interest rate at 10.62% per annum, unsecured	447,688
Due December 31, 2010, interest rate at 10.62% per annum, unsecured	298,458
Due January 25, 2011, interest rate at 10.62% per annum, unsecured	298,458
Due February 9, 2011, interest rate at 10.62% per annum, unsecured	447,688
Due November 20, 2011, interest rate at 24% per annum, unsecured	74,615
No fixed repayment term, interest free, unsecured	2,238,438
Total	$12,012,953

Interest expense for the six months ended September 30, 2010 and 2009 is $554,348 and $208,660, respectively. Of the $554,348 of interest expense, $450,756 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. On August 27, 2010, the Company entered into Indebtedness Conversion Agreements with Long Triumph Agreement for the conversion of $1,344,328 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Chen Siqiang for the conversion of $1,030,791 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $49,677 and $49,202 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(d)
Wang Guiquan is the president and director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Wang Guiquan for the conversion of $132,530 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $6,387 and $6,326 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Zhou Dianchang for the conversion of $73,628 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $3,548 and $3,514 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(f)
Mai Xiaofu is a director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Mai Xiaofu for the conversion of $147,256 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $7,097 and $7,029 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(g)
Yu Zhiyang is a significant shareholder of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Yu Zhiyang for the conversion of $44,177 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $2,129 and $2,109 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(h)
Yang Hongtao is a significant shareholder of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Yang Hongtao for the conversion of $44,177 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the six months ended September 30, 2010 and 2009 of $2,129 and $2,109 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(III)	Due from employees

	September 30, 2010	March 31, 2010
	(Unaudited)
Current	$221,934	$225,519
Total amount due from employees	$221,934	$225,519

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent payments made by the Company on behalf of employees for their purchase of apartments.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)
At cost:
Buildings	$2,493,002	$2,447,278
Machinery	25,673,023	25,196,080
Motor vehicles	328,631	344,841
Office equipment	286,338	272,839
	28,780,994	28,261,038
Less: Accumulated depreciation
Buildings	573,350	513,328
Machinery	12,477,065	11,076,634
Motor vehicles	254,403	247,040
Office equipment	204,941	177,474
	13,509,759	12,014,476
Plant and equipment, net	$15,271,235	$16,246,562

Depreciation expense for the six months ended September 30, 2010 and 2009 is $1,281,492 and $1,284,068, respectively.

The net book value of machinery of $7,469,320 and $7,332,326 is pledged as collateral for a long-term bank loan at September 30, 2010 and March 31, 2010, respectively. See Note 12.

8.	LAND USE RIGHTS

	September 30, 2010	March 31, 2010
	(Unaudited)
Cost	$1,832,682	$1,799,069
Less: Accumulated amortization	217,373	195,395
Land use rights, net	$1,615,309	$1,603,674

Amortization expense for the six months ended September 30, 2010 and 2009 is $18,157 and $17,974, respectively.

The net book value of $1,615,309 and $1,603,674 of land use rights are pledged as collateral for short-term bank loans at September 30, 2010 and March 31, 2010, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

Six months ended March 31, 2011	$18,327
2012	36,654
2013	36,654
2014	36,654
2015	36,654
Thereafter	1,450,366
Total	$1,615,309

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

9.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)
Plant	$28,440,629	$27,176,737
Machinery	2,139,745	2,183,122
Other	210,143	180,997
	$30,790,517	$29,540,856

Capitalized interest for six months ended September 30, 2010 and 2009 is $521,723 and $224,064, respectively.

Plant construction in progress of $3,198,430 and $3,139,768 is pledged as collateral for short-term bank loans at September 30, 2010 and March 31, 2010, respectively. See Note 10.

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	$-	$1,464,922

Guangdong Development Bank, due May 12, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd. (Repaid on its due date)	-	4,394,767

Rural Credit Cooperatives, due August 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress. (Repaid on its due date)	-	556,671

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	-	1,464,922

Rural Credit Cooperatives, due October 23, 2010, interest rate at 10.62% per annum, collateralized by construction in progress. (Repaid on its due date)	581,994	571,320

Xinyang Commercial Bank, due January 4, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	2,387,668	2,343,875

Xinyang Commercial Bank, due November 30, 2010, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	1,492,292	-

Guangdong Development Bank, due April 15, 2011, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,476,878	-

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10.	SHORT-TERM DEBT (CONTINUED)

	September 30, 2010	March 31, 2010
	(Unaudited)
Xinyang Commercial Bank, due August 10, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	1,492,292	-

Rural Credit Cooperatives, due August 24, 2011, interest rate at 9.56% per annum, collateralized by construction in progress.	567,071	-

Notes Payable to Unrelated Companies:
Due May 2, 2010 (Repaid on its due date)	-	2,197,384
Due May 26, 2010 (Repaid on its due date)	-	2,197,384
Due August 2, 2010 (Repaid on its due date)	-	1,611,415
Due August 3, 2010 (Repaid on its due date)	-	732,461
Due September 16, 2010 (Repaid on its due date)	-	585,969
Due October 6, 2010 (Repaid on its due date)	2,238,438	-
Due October 8, 2010 (Repaid on its due date)	4,103,804	-
Due October 12, 2010 (Repaid on its due date)	3,730,731	-
Due October 14, 2010 (Repaid on its due date)	4,476,877	-
Due October 29, 2010 (Repaid on its due date)	2,238,438	-
Due November 5, 2010	2,238,438	-
Due November 10, 2010	5,223,023	-
Due December 1, 2010	2,238,438	-
Due February 3, 2010	2,387,668	-

Notes Payable to Unrelated Individuals:
Due December 3, 2010, interest rate at 15% per annum, unsecured	137,291	339,862
Due April 13, 2011, interest rate at 7.2% per annum, unsecured	447,688	439,477
Due January 15, 2011, interest rate at 6% per annum, unsecured	1,492,292	-
The amount is unsecured, interest free, and has no fixed repayment terms	91,030	-
	$42,042,351	$18,900,429

Interest expense for the six months ended September 30, 2010 and 2009 was $1,165,009 and $886,486, respectively.

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $14,304 and $5,854 for the six months ended September 30, 2010 and 2009, respectively.

The notes to an unrelated third party due on November 5 and November 10, 2010 matured subsequently, and the Company has not made the outstanding payment of $1,119,219 and $1,566,907. Accordingly, the debt holder may declare the principal outstanding due and payable immediately.

Restricted cash of $23,205,145 and $3,662,306 is collateral for the notes payable at September 30, 2010 and March 31, 2010, respectively.

Construction in progress is pledged as collateral for short-term bank loans at September 30, 2010 and March 31, 2010. See Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

11.	CURRENT PORTION OF LONG-TERM NOTES PAYABLE

	September 30, 2010	March 31, 2010
	(Unaudited)
Due December 31, 2010, interest free, unsecured	$541,702	$531,767

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601 through long-term notes payable. The remaining balance at September 30, 2010 is $541,702.

12.	LONG-TERM BANK LOAN

	September 30, 2010	March 31, 2010
	(Unaudited)
Luoshan Rural Credit Cooperatives	$2,984,585	$2,929,845

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 7.

13.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%.

Income tax expense for the three months ended September 30, 2010 and 2009 is summarized as follows:

	Six Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$-
Deferred:
CIT	-	(85,773)
Income tax expense	$-	$(85,773)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” benefit	$829,218	$1,559,789
Permanent differences	(422,210)	-
Valuation allowance	(407,008)	(1,645,562)
Income tax expense	$-	$(85,773)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

13.	INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and March 31, 2010 are as follows:

	September 30, 2010	March 31, 2010
	(Unaudited)
Deferred tax assets:
Current portion:
Cost of sales	$11,048	$362,250
Financial expense	12,402	12,175
Welfare	10,493	10,300
Provision for notes receivable	186,536	183,115
Other expense	69,276	54,612
Total current deferred tax assets	289,755	622,452
Non-current portion:
Net operating loss carry forward	5,116,750	4,202,344
Valuation allowance	(4,058,315)	(3,651,307)
Total non-current deferred tax assets	1,058,435	551,037
Total deferred tax assets	1,348,190	1,173,489

Deferred tax liabilities:
Current portion:
Cost of sales	394,794	374,721
Government grant	20,892	30,031
Investment income	17,581	17,258
Other expenses	38,388	28,843
Total current deferred tax liabilities	471,655	450,853
Non-current portion:
Amortization	35,480	32,094
Depreciation	841,055	690,542
Total non-current deferred tax liabilities	876,535	722,636
Total deferred tax liabilities	1,348,190	1,173,489

Net deferred tax assets	$-	$-

In June 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of September 30, 2010, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of September 30, 2010 the Company was not aware of any pending income tax examinations by tax authorities in the PRC.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

14.	SHAREHOLDERS’ EQUITY

In May 2010, the Company sold 1,460,000 shares of common stock and warrants to purchase 730,000 shares of common stock to certain individuals at $1.25 per unit, for net proceeds of $1,607,807. The Company incurred total expenses of $217,177, which were directly related to the sale of the common stock, and the amount was deducted from the total proceeds and recorded to additional paid-in capital for the six months ended September 30, 2010.

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

On August 27, 2010, the Company entered into Indebtedness Conversion Agreements with Long Triumph Investments Limited and Intellect Goal Investments Limited for the conversion of $1,439,899 of debt into shares of common stock of the Company, par value $0.001, at a conversion rate of $1.00 per share. The Company recorded the excess amount of debt over the par value of $1,438,459 to additional paid-in capital.

On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with related parties for the conversion of $1,472,559 of debt into shares of common stock of the Company, par value $0.001, at a conversion rate of $1.00 per share. The Company recorded the excess amount of debt over the par value of $1,471,087 to additional paid-in capital. See Note 6.

15.	WARRANTS

Common Stock Warrants (also see Note 16)

On May 3, 2010 and May 25, 2010, the Company issued two series of warrants to certain investors to purchase 680,000 and 50,000 shares of common stock at $2 per share with a term of three years (730,000 warrants in the aggregate). The fair values of the warrants were recorded as derivative liabilities. The fair value of the warrants was $515,961 and $36,839, respectively, at the grant date, which was determined using the Black-Scholes valuation method, using the following assumptions: no expected dividend yield; a risk-free interest rate of 1.56% and 1.21%, respectively; an expected life of 3 years; and an estimated volatility of 88.23% and 106.83%, respectively, based on recent history of its stock price.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

15.	WARRANTS (CONTINUED)

At September 30, 2010, warrants outstanding were as follows:

	Numbers of Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	-	$-
Warrants granted	876,000	1.88
Warrants expired	-	-
Warrants outstanding at September 30, 2010	876,000	1.88

The following table summarizes information about warrants outstanding at September 30, 2010:

Warrants outstanding and exercisable
Numbers of Shares under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
680,000	$2.00	May 2, 2013	$2.00
50,000	$2.00	May 24, 2013	$2.00
146,000	$1.25	May 2, 2015	$1.25
876,000	$1.25-2.00		$1.88

The aggregate intrinsic value of the 876,000 warrants outstanding and exercisable as of September 30, 2010 was zero.

16.	DERIVATIVE LIABILITIES

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

At September 30, 2010, the Company had 876,000 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.

The derivative liabilities were valued using the Black-Scholes valuation model with the following assumptions:

	September 30, 2010	At the date of issuance
Risk-free interest rate	0.64% to 1.27%	1.21% to 2.47%
Expected volatility	120.41%	88.23% to 106.83%
Expected life (in years)	2.6 to 4.6 years	3 to 5 years
Expected dividend yield	0.00%	0.00%

Fair Value	$410,531	$712,576

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

The Company measured the fair value of the warrants as of September 30, 2010 as $410,531. For the six months ended September 30, 2010, the Company recorded a gain on the change in the fair value of derivatives of $302,045.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

17.	CONTINGENCIES

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi County government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi County government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi County government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against the Xi County government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi County government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, the Xi County government and Shiji Jinyuan appealed to the Higher Court of Henan Province (“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the Intermediate Court issued an enforcement notice to the Xi County government and Shiji Jinyuan. The Xi County government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. On September 30, 2010, the Company had a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

The Company is in default of certain debt.  See Note 10.

18.	CAPITAL COMMITMENT

As of September 30, 2010, the Company entered into agreements and made a down payment of $25.1 million toward the purchase of production equipment to be used in the production of methanol. The Company is required to pay the remainder of the purchase price of approximately $7.82 million prior to delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through September 30, 2010, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until December 2010.

19.	SUBSEQUENT EVENTS

On October 29, 2010, the Company obtained a short-term bank loan for RMB 3.8 million (approximately $0.57million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on October 25, 2011.

On October 18, 2010, the Company entered into an Indebtedness Conversion Agreement with Xingyang Hongchang Channel Gas Engineering Co., Ltd. for the conversion of $3,010,200 of debt into 3,010,200 shares of common stock of the Company. The converted debt consisted of loans used to fund the construction of the Company's methanol production facility.

The Company defaulted on certain debt in November 2010.  See Note 10.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended September 30, 2010. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

•
Other PRC or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products; and

•	The Company is a going concern and could have difficulty obtaining additional financing to continue operations and to refinance current debt.

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

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•Level 1—defined as observable inputs such as quoted prices in active markets;
•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Fair value of warrants	$410,531	$-	$-	$410,531
Long-term bank loan	$2,984,585	$-	$2,984,585	$-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represent time deposits on account to secure short-term debt. The original cost of these assets approximates fair value due to their short-term maturity.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, and taxes payable, approximate their fair values because of the short-term maturity of these instruments. The fair value of the Company’s long-term bank loan is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loan was not significantly different from the carrying value at September 30, 2010.

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

Impairment of Long-Lived Assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured. Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  There were no indications of impairment based on management’s assessment at September 30, 2010.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.

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

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing models to value the derivative instruments at inception and on subsequent valuation dates. We estimate expected volatility at the valuation date based on recent history of the Company's stock price. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted to reflect future change in circumstances and facts, if any. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Income taxes

The Company utilizes ASC 740  “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

Overview

The Company was incorporated in the State of Delaware on November 15, 2004, and its operating subsidiary, Henan Jinding Chemical Industry Co. Ltd. (“Henan Jinding”), is headquartered in Henan Province, the PRC. The Company is a manufacturer and marketer of various products, including urea, liquefied ammonia, ammonia water, methanol, ammonium bicarbonate and dimethyl ether (“DME”).

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

After the Share Exchange, KHL and its wholly owned subsidiary, Henan Jinding, became a wholly-owned subsidiary of the Company and Henan Jinding became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations. The Share Exchange has been accounted for as the recapitalization of Henan Jinding.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 as Compared to
Three Months Ended September 30, 2009

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	3,187,574	100.00%	7,553,115	100.00%	(4,365,541)	(57.80)%
Cost of Goods Sold	(1,688,721)	(52.98)%	(9,522,165)	(126.07)%	7,833,444	(82.27)%
Gross profit (loss)	1,498,853	47.02%	(1,969,050)	(26.07)%	3,467,903	(176.12)%
General & administrative	1,821,007	57.13%	478,077	6.33%	1,342,930	280.90%
Selling and distribution	10,988	0.34%	260,196	3.44%	(249,208)	(95.78)%
Research and development	9,112	0.29%	15,045	0.20%	(5,933)	(39.44)%
Loss from operations	(342,254)	(10.74)%	(2,722,368)	(36.04)%	2,380,114	(87.43)%
Interest expense, net	(430,593)	(13.51)%	(426,547)	(5.65)%	(4,046)	0.95%
Other income (expenses), net	(459)	(0.01)%	6,263	0.08%	(6,722)	(107.33)%
Change in fair value of derivatives liabilities	69,115	2.17%	-	-	69,115	100.00%
Loss before income taxes	(704,191)	(22.09)%	(3,142,652)	(41.61)%	2,438,461	(77.59)%
Income tax expense	-	-	(30,763)	(0.41)%	30,763	(100.00)%
Net loss	(704,191)	(22.09)%	(3,173,415)	(42.01)%	2,469,224	(77.81)%
Foreign currency translation gain (loss)	43,290	1.36%	17,755	0.24%	25,535	143.82%
Weighted average shares outstanding basic and diluted	14,664,149		12,640,000		2,024,149	16.01%
Net loss per share, basic and diluted	(0.05)		(0.25)		0.20	(80.00)%

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the three months ended September 30, 2010 were $3,187,574, which represented a decrease of 57.80% from the same period in the prior year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Cost of Goods Sold (“COGS”) for the three months ended September 30, 2010 was $1,688,721, which was 52.98% of total revenues and represents an 82.27% decrease, as compared to $9,522,165, and 126.07% of total revenues for the three months ended September 30, 2009. This was mainly due to the decrease in sales volume and the production cost of products as compared to the same period last year.

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

Gross profit (loss) increased by $3,467,903, or 176.12%, to $1,498,853 for the three months ended September 30, 2010 as compared to $(1,969,050) for the three months ended September 30, 2009. This increase was mainly due to the increase in the selling price and the decrease in the production cost of products as compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2011Q2	Revenues	-	-	3,173,217	7,733	-	6,624
	COGS	-	-	1,676,695	7,700	-	4,326
	Gross (Loss) Profit	-	-	1,496,522	33	-	2,298
	Gross Margin	-	-	47.16%	0.43%	-	34.69%
2010Q2	Revenues	-	712,459	6,105,901	575,771	83,278	75,706
	COGS	-	1,120,855	7,436,132	755,343	123,020	86,815
	Gross Profit (Loss)	-	(408,396)	(1,330,231)	(179,572)	(39,742)	(11,109)
	Gross Margin	-	(57.32)%	(21.79)%	(31.19)%	(47.72)%	(14.67)%
Changes	Revenues	-	(712,459)	(2,932,684)	(568,038)	(83,278)	(69,082)
	Percentage	-	(100.00)%	(48.03)%	(98.66)%	(100.00)%	(91.25)%

Sales of urea decreased $2,932,684, or 48.03%, to $3,173,217 for the three months ended September 30, 2010, as compared to $6,105,901 for the three months ended September 30, 2009. This was mainly due to the Company stopping urea production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

The gross margin of urea increased to 47.16% for the three months ended September 30, 2010, as compared to (21.79)% for the three months ended September 30, 2009. This was mainly due to the increase in the selling price and the decrease in the production cost as compared to the same period last year.

Sales of ammonium bicarbonate for the three months ended September 30, 2010 were $7,733, which represented an decrease of 98.66% from the same period in the prior year. This was mainly due to the Company stopping ammonium bicarbonate production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

The gross margin of ammonium bicarbonate increased to 0.43% for the three months ended September 30, 2010 as compared to (31.19)% for the same period of the prior year. This was mainly due to the increase in the selling price and the decrease in the production cost as compared to the same period last year.

Sales of methanol decreased to $0 for the three months ended September 30, 2010. This was mainly due to the Company stopping methanol production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Sales of liquefied ammonia decreased to $0 for the three months ended September 30, 2010. This was mainly due to the Company stopping methanol production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Sales of DME decreased to $0 for the three months ended September 30, 2010. This was due to the decrease in the selling price which would have resulted in a negative gross profit of DME sales.  Management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,600 per ton in China, the Company's DME will have positive gross profit. The Company plans to resume the production of DME in the near future, and expects such production to return to normal levels within one year.

The gross margin of ammonia water increased 49.36% for the three months ended September 30, 2010 as compared to (14.67)% for the same period prior year. This was mainly due to the fact that the increase in the selling price and the decrease in the production cost as compared to the same period last year.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	605,591	19.00%	2,616,881	34.64%	(2,011,290)	(76.86)%
Guangdong Province	2,487,181	78.03%	3,869,100	51.23%	(1,381,919)	(35.72)%
Hubei Province	49,529	1.55%	170,655	2.26%	(121,126)	(70.98)%
Anhui Province	45,273	1.42%	839,772	11.12%	(794,499)	(94.61)%
Hunan Province	-	-	31,523	0.42%	(31,523)	(100.00)%
Hebei Province	-	-	25,184	0.33%	(25,184)	(100.00)%
Total	3,187,574	100.00%	7,553,115	100.00%	(4,365,541)	(57.80)%

The sales for three months ended September 30, 2010 in all provinces decreased as compared to the same period last year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Operating Expenses

The Company incurred general and administrative expenses of $1,821,007 for the three months ended September 30, 2010, representing an increase of $1,342,930, or 280.90%, as compared to $478,077 for the three months ended September 30, 2009. This was mainly due to the Company stopped production for maintenance of the manufacturing systems during June 21 to October 15, 2010. During the period when production ceased, the Company ceased capitalizing certain costs into inventory and expensed them to general and administrative expenses. The Company finished maintenance and resumed production on October 15, 2010.

The Company incurred selling and distribution expenses of $10,988 for the three months ended September 30, 2010, a decrease of $249,208, or 95.78%, as compared to $260,196 for the three months ended September 30, 2009. This was mainly due to the Company stopping urea production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010.

The Company incurred R&D expenses of $9,112 for the three months ended September 30, 2010, representing a decrease of $5,933, or 39.44%, compared to $15,045 for the three months ended September 30, 2009.

Income Tax Expense

The Company incurred income tax expense of $0 for the three months ended September 30, 2010, a decrease of $30,763, or 100%, as compared to $30,763, for the three months ended September 30, 2009. This decrease is mainly attributable to the decrease in the reserve against the net operating loss carry forward deferred tax asset.

Net Loss

The Company’s net loss of $704,191 for the three months ended September 30, 2010 represented a decrease of $2,469,224, or 77.81%, as compared to a net loss of $3,173,415 for the three months ended September 30, 2009. This decrease was mainly due to the decrease in production costs as compared to the same period last year offset by the increase in the change in fair value of derivatives liabilities of $69,115 in the reporting period.

Six Months Ended September 30, 2010 as Compared to
Six Months Ended September 30, 2009

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	17,000,693	100.00%	15,937,433	100.00%	1,063,260	6.67%
Cost of Goods Sold	(16,567,459)	(97.45)%	(19,494,540)	(122.32)%	2,927,081	(15.01)%
Gross profit ( loss)	433,234	2.55%	(3,557,107)	(22.32)%	3,990,341	(112.18)%
General & administrative	2,469,372	14.53%	1,206,715	7.57%	1,262,657	104.64%
Selling and distribution	253,588	1.49%	547,716	3.44%	(294,128)	(53.70)%
Research and development	27,460	0.16%	42,673	0.27%	(15,213)	(35.65)%
Loss from operations	(2,317,186)	(13.63)%	(5,354,211)	(33.60)%	3,037,025	(56.72)%
Interest expense, net	(1,310,718)	(7.71)%	(887,699)	(5.57)%	(423,019)	47.65%
Other income (expenses), net	8,988	0.05%	2,754	0.02%	6,234	226.36%
Change in fair value of derivatives liabilities	302,045	1.78%	-	-	302,045	100.00%
Loss before income taxes	(3,316,871)	(19.51)%	(6,239,156)	(39.15)%	2,922,285	(46.84)%
Income tax expense	-	-	(85,773)	(0.54)%	85,773	(100.00)%
Net loss	(3,316,871)	(19.51)%	(6,324,929)	(39.69)%	3,008,058	(47.56)%
Foreign currency translation gain (loss)	49,398	0.29%	7,743	0.05%	41,655	537.97%
Weighted average shares outstanding basic and diluted	14,108,315		12,640,000		1,468,315	11.62%
Net loss per share, basic and diluted	(0.24)		(0.50)		0.26	(52.00)%

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the six months ended September 30, 2010 were $17,000,693, which represented an increase of 6.67% from the same period in the prior year. This was mainly due to the increase in the selling price of products as compared to the same period last year.

Cost of Goods Sold (“COGS”) for the six months ended September 30, 2010 was $16,567,459, which is 97.45% of total revenues and represents a 15.01% decrease as compared to $19,494,540 and 122.32% of total revenues for the six months ended September 30, 2009. This was mainly due to the decrease in sales volume and the production cost of products as compared to the same period last year.

Gross profit (loss) increased $3,990,341, or 112.18%, to $433,234 for the six months ended September 30, 2010 as compared to $(3,557,107) for the six months ended September 30, 2009. This increase was mainly due to the increase in the selling price and the production cost of product as compared to the same period last year.

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	13,955,180	82.10%	11,829,408	74.23%	2,125,772	17.97%
Ammonium bicarbonate	768,903	4.52%	1,246,878	7.82%	(477,975)	(38.33)%
Methanol	2,064,376	12.14%	2,377,765	14.92%	(313,389)	(13.18)%
Liquefied Ammonia	100,958	0.59%	301,557	1.89%	(200,599)	(66.52)%
Ammonia Water	111,276	0.65%	181,825	1.14%	(70,549)	(38.80)%
Total	17,000,693	100.00%	15,937,433	100.00%	1,063,260	6.67%

Sales of urea increased $2,125,772, or 17.97%, to $13,955,180 for the six months ended September 30, 2010 as compared to $11,829,408 for the six months ended September 30, 2009. This was mainly due to the increase in the selling price of urea as compared to the same period of last year.

Sales of ammonium bicarbonate decreased $477,975, or 38.33%, to $768,903 for the six months ended September 30, 2010 as compared to $1,246,878 for the six months ended September 30, 2009. This was mainly due to the Company stopping ammonium bicarbonate production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Sales of methanol decreased 13.18% to $2,064,376, from $2,377,765 for the six months ended September 30, 2010 as compared to the same period of last year. This was mainly due to the Company stopping methanol production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Sales of liquefied ammonia decreased 66.52% to $100,958, from $301,557 for the six months ended September 30, 2010 as compared to the same period of last year. This was mainly due to the Company stopping methanol production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Sales of ammonia water decreased 38.80% to $111,276, from $181,825 for the six months ended September 30, 2010 as compared to the same period of last year. This was mainly due to the Company stopping ammonia water production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Divided by Regions

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2009		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	4,477,576	26.34%	5,485,364	34.43%	(1,007,788)	(18.37)%
Guangdong Province	9,714,255	57.14%	7,008,470	43.97%	2,705,785	38.61%
Hubei Province	1,070,882	6.30%	347,487	2.18%	723,395	208.18%
Anhui Province	1,721,721	10.13%	2,939,057	18.44%	(1,217,336)	(41.42)%
Hunan Province	2,199	0.01%	94,521	0.59%	(92,322)	(97.67)%
Hebei Province	-	-	32,110	0.20%	(32,110)	(100.00)%
Jiangxi Province	-	-	30,424	0.19%	(30,424)	(100.00)%
Guangxi Province	14,060	0.08%	-	-	14,060	100.00%
Total	17,000,693	100.00%	15,937,433	100.00%	1,063,260	6.67%

The sales for the six months ended September 30, 2010 in the Guangdong Province and Hubei Province increased by 38.61% and 208.18% respectively as compared to the same period last year. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy and expansion of its market share.

The sales for the six months ended September 30, 2010 in other provinces decreased as compared to the same period last year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem.

Operating Expenses

The Company incurred general and administrative expenses of $2,469,372 for the six months ended September 30, 2010, representing an increase of $1,262,657, or 104.64%, as compared to $1,206,715 for the six months ended September 30, 2009. This was mainly due to the Company stopped production for maintenance of the manufacturing systems during June 21 to October 15, 2010. During the period when production ceased, the Company ceased capitalizing certain costs into inventory and expensed them to general and administrative expenses. The Company finished maintenance and resumed production on October 15, 2010.

The Company incurred selling and distribution expenses of $253,588 for the six months ended September 30, 2010, a decrease of $294,128, or 53.7%, as compared to $547,716 for the six months ended September 30, 2009. This was mainly due to the Company stopping urea production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010.

The Company incurred R&D expenses of $27,460 for the six months ended September 30, 2010, representing a decrease of $15,213, or 35.65%, compared to $42,673 for the six months ended September 30, 2009.

Income Tax Expense

The Company incurred income tax expense of $0 for the six months ended September 30, 2010, a decrease of $85,773, or 100%, as compared to $85,773, for the six months ended September 30, 2009. This decrease is mainly attributable to the decrease in the reserve against the net operating loss carry forward deferred tax asset.

Net Loss

The Company’s net loss of $3,316,871 for the six months ended September 30, 2010 represented a decrease of $3,008,058, or 47.56%, as compared to a net loss of $6,324,929 for the six months ended September 30, 2009. This decrease was mainly due to the decrease in the production cost as compared to the same period last year offset by the increase in the change in fair value of derivatives liabilities of $ 302,045 in the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended September 30,
	2010	2009
Net cash provided by (used in)
Operating activities	$(5,704,962)	$(6,574,375)
Investing activities	(137,931)	(3,201,599)
Financing activities	5,603,860	9,522,983
Net change in cash and cash equivalents	(239,033)	(252,991)

Effect of exchange rate changes on cash and cash equivalents	(36,690)	(35,145)

Cash and cash equivalents at beginning of period	319,816	410,870

Cash and cash equivalents at end of period	$44,093	$122,734

Cash flows used in operating activities during the six months ended September 30, 2010 amounted to $5,704,962, which was mainly due to the Company’s net loss of $3,316,871 in the reporting period and the decrease in  customer deposits by $9,642,232.

As of September 30, 2010, the cash provided by investing activities was $137,931, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project.

As of September 30, 2010, the cash provided by financing activities was $5,603,860, which represented the net increase short-term debt and the increase in proceeds from issuance of common stock in the reporting period.

Liquidity

The Company has a working capital deficit of $44,219,656 as of September 30, 2010, and the Company incurred a net loss of $3,316,871 and negative cash flow from operations of $5,704,962 for the six months ended September 30, 2010. On November 5 and November 10, 2010, notes to an unrelated third party in the principal amount of $2,238,438 and $5,223,023 matured and the Company has not made the outstanding payment of $1,119,219 and $1,566,907. Accordingly, the debt holder may declare the principal outstanding due and payable immediately. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the fiscal year ending March 31, 2011. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To increase our cash resources, the Company obtained a short-term bank loan for RMB 3.8 million (approximately $0.57 million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on October 25, 2011. Also in 2010, the Company obtained commitments from major shareholder to provide working capital to the Company, if needed, in the form of loan. We believe our working capital will increase and liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

As of September 30, 2010, our total assets were $76,088,416 and our total liabilities were $74,322,719. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 97.68%.

As of September 30, 2010, our total assets were $76,088,416 and our operating revenue for the six months ended September 30, 2010 was $17,000,693, reflecting a total asset turnover of 0.22.

Capital Resources

As of September 30, 2010, we had working capital deficit of $44,219,656. This was mainly due to the increase in the Company's net loss and capital expenditure in connection with the construction of the third phase of the 600,000 ton DME facility project. We will finance capital expenditures through bank loans and related party loans.

We will finance our business activity through bank loans and related party loans.  The Company obtained a short-term bank loan for RMB 3.8 million (approximately $0.57 million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on October 25, 2011. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable, bank loans and related party loans, if needed. We believe that cash flow from our operations will improve as business operations rebound and as the global economy gradually recovers. We believe that existing cash and resources are sufficient to meet our projected operating requirements during the next 12 months.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi County government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi County government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi County government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against the Xi County government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi County government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, the Xi County government and Shiji Jinyuan appealed to the Higher Court of Henan Province.(“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the Intermediate Court issued enforcement notice to the Xi County government and Shiji Jinyuan. The Xi County government and Shiji Jinyuan did not pay the amount to the Company before June 21, 2010. On September 30, 2010, the Company had a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

Item 1A.             Risk Factors.

Not required.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2010, the Company entered into Indebtedness Conversion Agreements with two former stockholders, Long Triumph Investments Limited and Intellect Goal Investments Limited, for the conversion of $700,000 and $739,899 of debt, respectively, into shares of common stock of the Company at a conversion rate of $1.00 per share.  The converted debt consisted of advances made from time to time to pay expense on behalf of the Company.   The consideration for the issuance of the shares of common stock of the Company is the cancellation of the debt owed by the Company to Long Triumph Investments Limited and Intellect Goal Investments Limited.

On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with each of Chen Siqiang, Mai Xiaofu, Wang Guiquan, Zhou Dianchang, Yu Zhiyang and Yang Hongtao (collectively, the “Holders”) for the conversion of $938,496, $221,239, $132,743, $73,746, $54,351 and $54,351 of debt, respectively, into shares of common stock of the Company at a conversion rate of $1.00 per share.  The converted debt consisted of loans used to fund the construction of the Company’s methanol production facility.  The consideration for the issuance of the shares of common stock of the Company is the cancellation of the debt owed by the Holders.

The shares of the Company’s common stock were issued in reliance on exemptions from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act 1933, and in reliance on similar exemptions under applicable state securities laws.  When appropriate, we determined that the purchaser of securities described above was a sophisticated investor with the financial ability to assume the risk of its investment in our securities and acquired such securities for its own account and not with a view to any distribution thereof to the public.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4.                (Removed and Reserved).

Item 5.                  Other Information

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended September 30, 2010.

Item 6.                   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.2	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

10.3	Form of Warrant. (6)

10.4	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Long Triumph Investments Limited. (7)

10.5	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Intellect Goal Investments Limited. (7)

10.6	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Chen Siqiang. (8)

10.7	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Mai Xiaofu. (8)

10.8	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Wang Guiquan. (8)

10.9	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Zhou Dianchang. (8)

10.10	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yu Zhiyang. (8)

10.11	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yang Hongtao. (8)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Filed herewith.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2010.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.
(7)  Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2010.
(8)  Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Donglai Li
Donglai Li
Chief Financial Officer

Date:  November 22, 2010

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.2	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

10.3	Form of Warrant. (6)

10.4	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Long Triumph Investments Limited. (7)

10.5	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Intellect Goal Investments Limited. (7)

10.6	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Chen Siqiang. (8)

10.7	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Mai Xiaofu. (8)

10.8	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Wang Guiquan. (8)

10.9	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Zhou Dianchang. (8)

10.10	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yu Zhiyang. (8)

10.11	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yang Hongtao. (8)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Filed herewith.
(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.
(7)   Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2010.
(8)   Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2010.