Form 10-Q
period 2010-12-31
New Oriental Energy & Chemical Corp.
filed 2011-02-22
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2011
Common Stock, $.001 par value per share	17,012,458 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Oriental Energy & Chemical Corp. And Subsidiaries
Condensed Consolidated Financial Statements
For the Three and Nine Months Ended December 31, 2010 And 2009

Page
Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2010 and 2009 (Unaudited)	F-3

Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2010 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended December 31, 2010 and 2009 (Unaudited)	F-6 - F-23

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	March 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$126,703	$319,816
Restricted cash	1,509,958	3,662,306
Notes receivable, net of reserve of $754,979 and $732,461 at December 31, 2010 and March 31, 2010, respectively	-	42,483
Inventories, net	1,511,884	7,607,683
Prepayments for goods	237,495	275,735
Due from employees	76,600	225,519
Other assets	40,990	35,762
Due from a related party	239,000	231,872
Deferred taxes	290,917	622,452
Total current assets	4,033,547	13,023,628

Plant and equipment, net	14,819,248	16,246,562
Land use rights, net	1,625,159	1,603,674
Construction in progress	31,423,436	29,540,856
Deposits	1,245,763	1,208,607
Deferred taxes	1,159,452	551,037
Other long-term assets	8,204	8,282
Total long-term assets	50,281,262	49,159,018

TOTAL ASSETS	$54,314,809	$62,182,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,652,209	$8,672,865
Other payables and accrued liabilities	1,545,904	1,169,859
Short-term debt	19,994,866	18,900,429
Customer deposits	1,649,978	10,814,494
Due to employees	283,634	16,810
Payable to contractors	1,204,679	1,175,726
Due to related parties	12,614,051	14,871,559
Deferred taxes	490,498	450,853
Taxes payable	587,393	570,768
Derivative liabilities	706,379	-
Current portion of long-term notes payable	548,115	531,767
Total current liabilities	47,277,706	57,175,130

LONG-TERM LIABILITIES
Long-term bank loan	3,019,916	2,929,845
Deferred taxes	959,871	722,636
Due to employees	130,744	129,555
Total long-term liabilities	4,110,531	3,782,036

TOTAL LIABILITIES	51,388,237	60,957,166

SHAREHOLDERS' EQUITY
Common stock, par value $0.001 per share; 30,000,000 shares authorized, 17,012,458 and 12,640,000 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	17,012	12,640
Common stock to be issued	3,010	-
Additional paid-in capital	11,985,753	4,573,205
Retained deficit (restricted portion was $0 and $950,327 at December 31, 2010 and March 31, 2010, respectively)	(11,702,851)	(5,903,362)
Accumulated other comprehensive income	2,623,648	2,542,997
TOTAL SHAREHOLDERS' EQUITY	2,926,572	1,225,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,314,809	$62,182,646

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

REVENUES	$943,757	$8,770,449	$18,034,768	$24,704,321

COST OF GOODS SOLD	(1,911,527)	(8,515,088)	(19,904,189)	(28,006,407)

GROSS (LOSS) PROFIT	(967,770)	255,361	(1,869,421)	(3,302,086)

General and administrative	549,159	622,722	1,680,316	1,829,231

Selling and distribution	34,269	367,075	289,016	914,635

Research and development	12,340	14,707	39,845	57,375

LOSS FROM OPERATIONS	(1,563,538)	(749,143)	(3,878,598)	(6,103,327)

OTHER INCOME (EXPENSES)

Interest expense, net	(956,460)	(597,012)	(2,271,518)	(1,484,457)

Government grants	338,156	-	335,008	-

Other income, net	385	10,551	9,422	13,300

Change in fair value of derivatives	(295,848)	-	6,197	-

LOSS BEFORE INCOME TAXES	(2,477,305)	(1,335,604)	(5,799,489)	(7,574,484)

INCOME TAX EXPENSE	-	(280,804)	-	(366,438)

NET LOSS	(2,477,305)	(1,616,408)	(5,799,489)	(7,940,922)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	31,253	18,681	80,651	8,255

OTHER COMPREHENSIVE INCOME	31,253	18,681	80,651	8,255

COMPREHENSIVE LOSS	$(2,446,052)	$(1,597,727)	$(5,718,838)	$(7,932,667)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,012,458	12,640,000	15,079,883	12,640,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.15)	$(0.13)	$(0.38)	$(0.63)

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

	Common Stock		Common Stock To Be	Additional Paid-		Accumulated Other Comprehensive
	Shares	Par value	Issued	In Capital	Retained Deficit	Income	Total

BALANCE AT MARCH 31, 2010	12,640,000	$12,640	$-	$4,573,205	$(5,903,362)	$2,542,997	$1,225,480

Sale of 1,460,000 shares of common stock for cash, net of expenses and derivative liabilities	1,460,000	1,460	-	893,772	-	-	895,232

Conversion of debt to common stock	2,912,458	2,912	3,010	6,518,776	-	-	6,524,698

Foreign currency translation gain	-	-	-	-	-	80,651	80,651

Net loss	-	-	-	-	(5,799,489)	-	(5,799,489)
BALANCE AT DECEMBER 31, 2010	17,012,458	$17,012	$3,010	$11,985,753	$(11,702,851)	$2,623,648	$2,926,572

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,799,489)	$(7,940,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,954,808	1,951,571
Gain on disposal of plant and equipment	(8,629)	-
Deferred taxes	-	365,695
Write-down of inventories to net realizable value	18,752	146,674
Government grants	(305,266)	-
Change in fair value of derivatives	(6,197)	-
Interest expense from conversion of debt	602,040	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Inventories	6,215,106	(3,449,139)
Prepayments for goods	38,240	(624,264)
Other assets	(5,228)	13,677
Due from a related party	-	30,090

Increase (Decrease) In:
Accounts payable	(1,020,656)	(2,422,205)
Other payables and accrued liabilities	776,884	258,708
Customer deposits	(9,164,516)	4,194,895
Due to employees	266,824	16,225
Due to a related party	189,829	(47,265)
Net cash used in operating activities	(6,247,498)	(7,506,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	727,309
Purchases of plant and equipment	(27,685)	(31,782)
Purchases of construction in progress	(264,593)	(2,001,416)
Deposits	-	917,564
Purchases of other long-term assets	(1,792)	-
Proceeds from disposition of long-term investment	-	469,841
Proceeds from disposal of plant and equipment	8,629	-
Due from employees	148,919	(412,723)
Notes receivable	43,126	137,172
Net cash used in investing activities	(93,396)	(194,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	49,132,793	26,448,676
Repayments of short-term debt	(46,474,831)	(23,975,059)
Due to related parties	2,260,391	5,122,876
Proceeds from issuance of common stock, net	1,607,807	-
Net cash provided by financing activities	6,526,160	7,596,493

NET DECREASE IN CASH AND CASH EQUIVALENTS	185,266	(103,802)

Effect of exchange rate changes on cash	(378,379)	(39,735)
Cash and cash equivalents at beginning of period	319,816	410,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,703	$267,333

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$822,551	$856,989

SUPPLEMENTAL NON-CASH DISCLOSURES:

During the nine months ended December 31, 2010 and 2009, $0 and $25,653, respectively, was transferred from construction in progress to plant and equipment.

During the nine months ended December 31, 2010, $5,922,658 of due to related parties was converted into common stock.

See accompanying notes to the condensed consolidated financial statements.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $5,799,489 and has negative cash flow from operations of $6,247,498 for the nine months ended December 31, 2010, and has a working capital deficit of $43,244,159 at December 31, 2010.

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

The major shareholder has provided written commitments for financial assistance of RMB 30 to 50 million (approximately $4.4 to $7.3 million) over the next few years, if necessary. In November, 2010, the major shareholder agreed in writing to extend loans amounting $10,448,908 for one more year and promised to provide a guarantee for future debt if necessary. In January, 2011, the Company obtained financial support from a major shareholder.

In February 2011, the Company obtained a written commitment from a related party controlled by the Chairman of the Company. The related party agreed to provide a RMB 20 million (approximately $3 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained an oral commitment from the local government. The local government agreed to provide a RMB 10 million (approximately $1.5 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained oral agreements with four creditors. The creditors agreed to sign indebtedness agreements with the Company by the end of February 2011. The creditors agreed to accept common shares of the Company in exchange for the cancellation of Company debt totaling RMB 14 million (approximately $2 million).

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of New Oriental Energy & Chemical Corp. and the following subsidiaries:

(i)	Kinfair Holding Limited. (“KHL”) (An inactive holding company, 100% subsidiary of NOEC).

(ii)	Henan Jinding Chemicals Co., Ltd. (“Henan Jinding”) (100% subsidiary of KHL)

(iii)	Luoshan Jinding Chemicals Co., Ltd. (“Luoshan Jinding”) (100% subsidiary of Henan Jinding)

Inter-company accounts and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and total customer deposits:

Customer	Sales		Customer Deposits
	Nine Months Ended December 31,		As of December	As of March 31,
	2010	2009	31, 2010	2010
Company A	45.79%	20.68%	54.68%	83.32%
Company B	9.53%	16.59%	23.32%	5.16%

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable/deposits:

Supplier	Purchases		Accounts Payable /Deposits
	Nine Months Ended December 31,		As of December	As of March 31,
	2010	2009	31, 2010	2010
Company C	38.81%	25.81%	1.47%	7.46%
Company D	22.57%	14.15%	6.99%	6.19%
Company E	15.67%	21.27%	16.58%	12.14%

For the nine months ended December 31, 2010 and 2009 the sole market of the Company is the PRC.

(c)	Economic and Political Risks

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
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)	Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(f)	Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restriction on cash is expected to be released within the next six months.

(g)	Fair Value of Financial Instruments

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

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of warrants	$706,379	$-	$-	$706,379
Long-term bank loan	$3,019,916	$-	$3,019,916	$-

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash represent time deposits on account to secure short-term debt. See Note 10.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, and taxes payable, approximate their fair values because of the short-term maturity of these instruments. The fair value of the Company’s long-term bank loan is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loan was not significantly different from the carrying value at December 31, 2010.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Derivative Financial Instruments

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

(i)	Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on a weighted average basis. Finished goods costs are determined on a weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(j)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the nine months ended December 31, 2010 and 2009 was $702,153 and $423,836, respectively.

(k)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(l)	Cost of Goods Sold

Cost of goods sold includes direct and indirect production costs, as well as freight in and handling costs for products sold. Included in cost of goods sold are manufacturing costs that the Company expensed rather than capitalizing into inventory during the period when the Company was not manufacturing amounting to $624,663 and $1,923,720 for the three and nine months ended December 31, 2010, respectively.

(m)	Selling and Distribution Expenses

Selling and distribution expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	General and Administrative expenses

General and administrative expenses consist primarily of compensation for personnel and facilities, legal and professional fees and miscellaneous administration costs.

(o)	Foreign Currency Translation

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

	December 31, 2010	March 31, 2010	December 31, 2009
Period end RMB: $ exchange rate	6.6227	6.8263	-
Average RMB: US$ exchange rate for the three months ended	6.6619	-	6.8286
Average RMB: US$ exchange rate for the nine months ended	6.7245	-	6.8321

(p)	Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted loss per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock warrants. As of December 31, 2010, common stock equivalents were composed of warrants convertible into 876,000 shares of the Company's common stock. For the nine months ended December 31, 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

(q)	Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are two reportable segments:

The fertilizer segment is comprised of four business units, which involve the manufacture and sale of urea, carbonate hydrogen ammonia, liquefied ammonia and ammonia water.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Segments (Continued)

Fuel Segment:

For The Three Months Ended December 31, 2010
	DME	Methanol	Segment Total
Revenues	-	$263,017	$263,017
COGS	-	358,411	358,411
Expensed manufacturing costs	-	-	173,978
Gross loss	-	$(95,394)	$(269,372)

For The Three Months Ended December 31, 2009
	DME	Methanol	Segment Total
Revenues	-	$1,180,852	$1,180,852
COGS	-	1,393,273	1,393,273
Gross loss	-	$(212,421)	$(212,421)

For The Nine Months Ended December 31, 2010
	DME	Methanol	Segment Total
Revenues	-	$2,337,633	$2,337,633
COGS	-	2,905,725	2,905,725
Expensed manufacturing costs	-	-	310,882
Gross loss	-	$(568,092)	$(878,974)

For The Nine Months Ended December 31, 2009
	DME	Methanol	Segment Total
Revenues	-	$3,558,221	$3,558,221
COGS	-	5,272,545	5,272,545
Gross loss	-	$(1,714,324)	$(1,714,324)

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Segments (Continued)

Fertilizer Segment:

For The Three Months Ended December 31, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$360,350	$54,453	$255,628	$10,309	$680,740
COGS	383,521	95,646	436,031	13,255	928,453
Expensed manufacturing costs	-	-	-	-	450,685
Gross loss	$(23,171)	$(41,193)	$(180,403)	$(2,946)	$(698,398)

For The Three Months Ended December 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$6,419,619	$834,984	$217,468	$117,526	$7,589,597
COGS	5,918,724	884,773	210,776	107,542	7,121,815
Gross profit (loss)	$500,895	$(49,789)	$6,692	$9,984	$467,782

For The Nine Months Ended December 31, 2010
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$14,393,526	$827,331	$354,105	$122,173	$15,697,135
COGS	13,466,850	928,322	557,663	121,909	15,074,744
Expensed manufacturing costs	-	-	-	-	1,612,838
Gross (loss) profit	$926,676	$(100,991)	$(203,558)	$264	$(990,447)

For The Nine Months Ended December 31, 2009
	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water	Segment Total
Revenues	$18,246,429	$2,081,507	$518,877	$299,287	$21,146,100
COGS	19,438,789	2,363,438	620,220	311,415	22,733,862
Gross loss	$(1,192,360)	$(281,931)	$(101,343)	$(12,128)	$(1,587,762)

(r)	New Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of December 31, 2010.

5.	INVENTORIES

Inventories consist of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)
Finished goods	$851,726	$6,108,597
Raw materials	218,832	989,483
Packing materials	441,326	509,603
Total inventories, net	$1,511,884	$7,607,683

The net book value of $0 and $3,868,274 of finished goods inventory is pledged as collateral for short-term debt at December 31, 2010 and March 31, 2010, respectively. See Note 10.

For the nine months ended December 31, 2010 and 2009, the Company recorded a write-down of inventories to net realizable value of $18,752 and $146,674, respectively.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

(I)	Due from a Related Party

	December 31, 2010	March 31, 2010
	(Unaudited)
Current:
Huaiyang Desheng Chemical Co., Ltd	$239,000	$231,872

Huaiyang Desheng Chemical Co., Ltd (“Huaiyang Desheng”) is a company controlled by a director of the Company. The balance represents an advance for the purchase of raw materials from Huaiyang Desheng. The amount is unsecured, interest free, and has no fixed repayment terms.

(II)	Due to Related Parties

		December 31, 2010	March 31, 2010
		(Unaudited)
Principal:
Xinyang Hongchang Channel Gas Engineering Co., Ltd.	(a)	$10,448,908	$10,840,426
Long Triumph Investments Limited	(b)	-	1,344,328
Chen Siqiang	(c)	-	1,025,446
Wang Guiquan	(d)	-	131,843
Zhou Dianchang	(e)	-	73,246
Mai Xiaofu	(f)	-	146,492
Yu Zhiyang	(g)	-	43,948
Yang Hongtao	(h)	-	43,948
Subtotal		$10,448,908	$13,649,677

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

		December 31, 2010	March 31, 2010

Interest:
Xinyang Hongchang Channel Gas Engineering Co., Ltd.	(a)	1,797,374	934,227
Chen Siqiang	(c)	260,438	204,269
Wang Guiquan	(d)	31,890	24,716
Zhou Dianchang	(e)	17,717	13,731
Mai Xiaofu	(f)	36,078	28,087
Yu Zhiyang	(g)	10,823	8,426
Yang Hongtao	(h)	10,823	8,426
Subtotal		$2,165,143	$1,221,882
Total		$12,614,051	$14,871,559

(a)
Xinyang Hongchang Channel Gas Engineering Co., Ltd. is a company controlled by the Chairman of the board and chief executive officer of the Company. The amount represents advances from Xinyang Hongchang Channel Gas Engineering Co., Ltd., and the amount consists of the following at December 31, 2010:

Due June 30, 2011, interest rate at 8.748% per annum, unsecured	$3,019,916
Due April 9, 2011, interest rate at 10.62% per annum, unsecured	603,983
Due April 14, 2011, interest rate at 10.62% per annum, unsecured	905,975
Due June 10, 2011, interest rate at 10.62% per annum, unsecured	754,979
Due June 28, 2011, interest rate at 10.62% per annum, unsecured	452,987
Due June 30, 2011, interest rate at 10.62% per annum, unsecured	301,992
Due January 25, 2012, interest rate at 10.62% per annum, unsecured	301,992
Due February 9, 2012, interest rate at 10.62% per annum, unsecured	452,987
Due November 20, 2011, interest rate at 24% per annum, unsecured	75,498
Due April 13, 2011, interest rate at 36% per annum, unsecured	452,987
Due April 9, 2011, interest rate at 24% per annum, unsecured	75,498
Due May 1, 2011, interest rate at 36% per annum, unsecured	150,996
Due April 14, 2011, interest rate at 36% per annum, unsecured	301,992
Due May 1, 2011, interest rate at 36% per annum, unsecured	90,597
Due May 24, 2011, interest rate at 36% per annum, unsecured	921,074
Due June 17, 2011, interest rate at 36% per annum, unsecured	60,398
Due June 20, 2011, interest rate at 36% per annum, unsecured	60,398
Due June 30, 2011, interest rate at 36% per annum, unsecured	105,697
No fixed repayment term, interest free, unsecured	1,358,962
Total	$10,448,908

On October 18, 2010, the Company entered into an Indebtedness Conversion Agreement with Xinyang Hongchang Channel Gas Engineering Co., Ltd. for the conversion of $3,010,200 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The converted debt consisted of loans used to fund the construction of the Company's methanol production facility.

Interest expense for the nine months ended December 31, 2010 and 2009 is $861,165 and $401,028, respectively. Of the $861,165 of interest expense, $631,961 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(b)
Long Triumph Investments Limited is a former shareholder of the Company. On August 27, 2010, the Company entered into Indebtedness Conversion Agreements with Long Triumph for the conversion of $1,344,328 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14.

(c)
Chen Siqiang is the chairman of the board and chief executive officer of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Chen Siqiang for the conversion of $1,030,791 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the nine months ended December 31, 2010 and 2009 of $49,134 and $73,812 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)
Wang Guiquan is the president and director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Wang Guiquan for the conversion of $132,530 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the nine months ended December 31, 2010 and 2009 of $6,317 and $9,490 was capitalized interest in construction in progress, since the amount was used for construction. Also see Note 9.

(e)
Zhou Dianchang is a director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Zhou Dianchang for the conversion of $73,628 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the nine months ended December 31, 2010, 2010 and 2009 of $3,510 and $5,272 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(f)
Mai Xiaofu is a director of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Mai Xiaofu for the conversion of $147,256 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the the nine months ended December 31, 2010 and 2009 of $7,019 and $10,545 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(g)
Yu Zhiyang is a shareholder of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Yu Zhiyang for the conversion of $44,177 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the nine months ended December 31, 2010 and 2009 of $2,106 and $3,107 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(h)
Yang Hongtao is a shareholder of the Company. On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with Yang Hongtao for the conversion of $44,177 of debt into shares of common stock of the Company at a conversion rate of $1.00 per share. See Note 14. The interest expense for the nine months ended December 31, 2010 and 2009 of $2,106 and $3,107 was capitalized in construction in progress, since the amount was used for construction. Also see Note 9.

(III)	Due from employees

	December 31, 2010	March 31, 2010
	(Unaudited)
Current	$76,600	$225,519
Total amount due from employees	$76,600	$225,519

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms.

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)
At cost:
Buildings	$2,522,514	$2,447,278
Machinery	25,976,944	25,196,080
Motor vehicles	332,521	344,841
Office equipment	303,072	272,839
	29,135,051	28,261,038

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

7.	PLANT AND EQUIPMENT (CONTINUED)

Less: Accumulated depreciation

	December 31, 2010	March 31, 2010
Buildings	601,725	513,328
Machinery	13,224,806	11,076,634
Motor vehicles	270,161	247,040
Office equipment	219,111	177,474
	14,315,803	12,014,476
Plant and equipment, net	$14,819,248	$16,246,562

Depreciation expense for the nine months ended December 31, 2010 and 2009 is $1,925,294 and $1,922,522, respectively.

The net book value of machinery of $7,469,320 and $7,332,326 is pledged as collateral for a long-term bank loan at December 31, 2010 and March 31, 2010, respectively. See Note 12.

8.	LAND USE RIGHTS

	December 31, 2010	March 31, 2010
	(Unaudited)
Cost	$1,854,377	$1,799,069
Less: Accumulated amortization	229,218	195,395
Land use rights, net	$1,625,159	$1,603,674

Amortization expense for the nine months ended December 31, 2010 and 2009 is $27,395 and $26,963, respectively.

The net book value of $1,625,159 and $1,603,674 of land use rights are pledged as collateral for short-term bank loans at December 31, 2010 and March 31, 2010, respectively. See Note 10.

Amortization expense for the next five years and thereafter is as follows:

Three months ended March 31, 2011	$9,132
2012	36,526
2013	36,526
2014	36,526
2015	36,526
Thereafter	1,469,923
Total	$1,625,159

9.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)
Plant	$29,045,731	$27,176,737
Machinery	2,165,075	2,183,122
Other	212,630	180,997
	$31,423,436	$29,540,856

Capitalized interest for nine months ended December 31, 2010 and 2009 is $702,153 and $423,836, respectively.

Plant construction in progress of $3,236,293 and $3,138,895 is pledged as collateral for short-term bank loans at December 31, 2010 and March 31, 2010, respectively. See Note 10.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)
Bank Loans:
Xinyang Commercial Bank, due April 28, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	$-	$1,464,922

Guangdong Development Bank, due May 12, 2010, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd. (Repaid on its due date)	-	4,394,767

Rural Credit Cooperatives, due August 16, 2010, interest rate at 9.56% per annum, collateralized by construction in progress. (Repaid on its due date)	-	556,671

Xinyang Commercial Bank, due August 4, 2010, interest rate at 10.08% per annum, collateralized by finished goods inventory. (Repaid on its due date)	-	1,464,922

Rural Credit Cooperatives, due October 23, 2010, interest rate at 10.62% per annum, collateralized by construction in progress. (Repaid on its due date)	-	571,320

Xinyang Commercial Bank, due January 4, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd. (Repaid on its due date)	2,415,933	2,343,875

Xinyang Commercial Bank, due December 20, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	3,774,895	-

Guangdong Development Bank, due April 15, 2011, interest rate at 5.31% per annum, collateralized by land use rights and guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	4,529,876	-

Xinyang Commercial Bank, due August 10, 2011, interest rate at 10.08% per annum, guaranteed by Xinyang Hong Chang Pipeline Gas Co., Ltd.	1,509,958	-

Rural Credit Cooperatives, due August 24, 2011, interest rate at 9.56% per annum, collateralized by construction in progress.	573,784	-

Rural Credit Cooperatives, due October 25, 2011, interest rate at 11.16% per annum, collateralized by construction in progress.	573,784	-

Rural Credit Cooperatives, due January 10, 2011, interest rate at 11.16% per annum , unsecured (Repaid on its due date)	1,633,775	-

Notes Payable to Unrelated Companies:
Due May 2, 2010 (Repaid on its due date)	-	2,197,384
Due May 26, 2010 (Repaid on its due date)	-	2,197,384
Due August 2, 2010 (Repaid on its due date)	-	1,611,415
Due August 3, 2010 (Repaid on its due date)	-	732,461
Due September 16, 2010 (Repaid on its due date)	-	585,969
Due February 3, 2011(Repaid on its due date)	2,415,933	-
Due April 19, 2011	603,983	-

Notes Payable to Unrelated Individuals:
Due December 3, 2010, interest rate at 15% per annum, unsecured (Repaid on its due date)	-	339,862
Due April 13, 2011, interest rate at 7.2% per annum, unsecured	452,987	439,477
Due April 15, 2011, interest rate at 6% per annum, unsecured	1,509,958	-
	$19,994,866	$18,900,429

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

10.	SHORT-TERM DEBT (CONTINUED)

Interest expense for the nine months ended December 31, 2010 and 2009 was $1,817,672 and $1,287,211, respectively. Interest is paid monthly on bank loans.

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $14,685 and $8,050 for the nine months ended December 31, 2010 and 2009, respectively.

Restricted cash of $1,509,958 and $3,662,306 is collateral for the notes payable at December 31, 2010 and March 31, 2010, respectively.

Construction in progress is pledged as collateral for short-term bank loans at December 31, 2010 and March 31, 2010. See Note 9.

11.	CURRENT PORTION OF LONG-TERM NOTES PAYABLE

	December 31, 2010	March 31, 2010
	(Unaudited)
Due December 31, 2011, interest free, unsecured	$548,115	$531,767

In September 2003, the Company purchased plant and machinery, a building and a land use right from Luoshan Fertilizer Plant, a bankrupt company, for $4,633,601 through long-term notes payable. The remaining balance at December 31, 2010 is $548,115.

12.	LONG-TERM BANK LOAN

	December 31, 2010	March 31, 2010
	(Unaudited)
Luoshan Rural Credit Cooperatives	$3,019,916	$2,929,845

The long-term bank loan is collateralized by the Company’s machinery, has an interest rate of 9.558% per annum and is due March 19, 2012. See Note 7.

Interest expense for the nine months ended December 31, 2010 and 2009 was $217,153 and $213,733, respectively. Interest is paid monthly on the long-term bank loan.

13.	INCOME TAXES

Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT Law”), which is effective from January 1, 2008. The new CIT rate applicable to the Company starting January 1, 2008 is 25%.

Income tax expense for the nine months ended December 31, 2010 and 2009 is summarized as follows:

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

13.	INCOME TAXES (CONTINUED)

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current:
CIT	$-	$-
Deferred:
CIT	-	(366,438)
Income tax expense	$-	$(366,438)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” benefit	$1,449,872	$1,893,621
Permanent differences	(1,083,308)	-
Valuation allowance	(366,564)	(2,260,059)
Income tax expense	$-	$(366,438)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and March 31, 2010 are as follows:

	December 31, 2010	March 31, 2010
	(Unaudited)
Deferred tax assets:
Current portion:
Cost of sales	$15,714	$362,250
Financial expense	12,549	12,175
Welfare	10,617	10,300
Provision for notes receivable	188,745	183,115
Other expense	63,292	54,612
Total current deferred tax assets	290,917	622,452
Non-current portion:
Net operating loss carry forward	5,177,323	4,202,344
Valuation allowance	(4,017,871)	(3,651,307)
Total non-current deferred tax assets	1,159,452	551,037
Total deferred tax assets	1,450,369	1,173,489

Deferred tax liabilities:
Current portion:
Cost of sales	406,081	374,721
Government grant	23,782	30,031
Investment income	17,789	17,258
Other expenses	42,846	28,843
Total current deferred tax liabilities	490,498	450,853
Non-current portion:
Amortization	37,310	32,094
Depreciation	922,561	690,542
Total non-current deferred tax liabilities	959,871	722,636
Total deferred tax liabilities	1,450,369	1,173,489

Net deferred tax assets	$-	$-

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

13.	INCOME TAXES (CONTINUED)

In June 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2010, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing ASC 740-10.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or State income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the PRC. As of December 31, 2010 the Company was not aware of any pending income tax examinations by tax authorities in the PRC and the U.S.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

14.	SHAREHOLDERS’ EQUITY

In May 2010, the Company sold 1,460,000 shares of common stock and warrants to purchase 730,000 shares of common stock to certain individuals at $1.25 per unit, for net proceeds of $1,607,807. The Company incurred total expenses of $217,177, which were directly related to the sale of the common stock, and the amount was deducted from the total proceeds and recorded to additional paid-in capital for the nine months ended December 31, 2010.

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

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

14.	SHAREHOLDERS’ EQUITY (CONTINUED)

On October 18, 2010, the Company entered into an Indebtedness Conversion Agreement with related parties for the conversion of $3,010,200 of debt into 3,010,200 shares of common stock of the Company, par value $0.001, at a conversion rate of $1.00 per share. The fair value of 3,010,200 shares of common stock was $3,612,240.  The Company recorded the excess amount of fair value over the par value of $3,007,190 to additional paid-in capital. The Company recorded the excess amount of fair value over debt of $602,040 to interest expense for the three and nine months ended December 31, 2010. See Note 6.   Since the shares for the conversion have not yet been issued, the par value of $3,010 was recorded to common stock to be issued.

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

At December 31, 2010, warrants outstanding were as follows:

	Numbers of Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding at March 31, 2010	-	$-
Warrants granted	876,000	1.88
Warrants expired	-	-
Warrants outstanding at December 31, 2010	876,000	1.88

The following table summarizes information about warrants outstanding at December 31, 2010:

Warrants outstanding and exercisable
Numbers of Shares under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
680,000	$2.00	May 2, 2013	$2.00
50,000	$2.00	May 24, 2013	$2.00
146,000	$1.25	May 2, 2015	$1.25
876,000	$1.25-2.00		$1.88

The aggregate intrinsic value of the 876,000 warrants outstanding and exercisable as of December 31, 2010 was zero.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

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

At December 31, 2010, the Company had 876,000 warrants outstanding with a strike price denominated in US dollars, a currency other than the Company’s functional currency, RMB.

The derivative liabilities were valued using the Black-Scholes valuation model with the following assumptions:

	December 31, 2010	At the date of issuance
Risk-free interest rate	1.02% to 2.01%	1.21% to 2.47%
Expected volatility	143.56%	88.23% to 106.83%
Expected life (in years)	2.3 to 4.3 years	3 to 5 years
Expected dividend yield	0.00%	0.00%

Fair Value	$706,379	$712,576

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

The Company measured the fair value of the warrants as of December 31, 2010 as $706,379. For the nine months ended December 31, 2010, the Company recorded a gain on the change in the fair value of derivatives of $6,197.

17.	GOVERNMENT GRANTS

For the three and nine months ended December 31, 2010, the Company received government grants of $338,156 and $335,008 from local government, respectively. Included in the government, $30,021 and $29,742 were cash received from government for the Company’s energy saving and environmental protection project for the three and nine months ended December 31, 2010. The remaining amount represents a land use tax and property tax exemption for 2009. Since the taxes were previously expensed in 2009, the Company recorded to government grants for the three and nine months ended December 31, 2010 as other income.

18.	CONTINGENCIES

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi County government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi County government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi County government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against the Xi County government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi County government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, the Xi County government and Shiji Jinyuan appealed to the Higher Court of Henan Province (“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the Intermediate Court issued an enforcement notice to the Xi County government and Shiji Jinyuan. The Xi County government and Shiji Jinyuan did not pay the amount to the Company as of February 22, 2010. On December 31, 2010, the Company had a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

NEW ORIENTAL ENERGY & CHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

19.	CAPITAL COMMITMENT

As of December 31, 2010, the Company entered into agreements and made a down payment of $25.1 million toward the purchase of production equipment to be used in the production of methanol. The Company is required to pay the remainder of the purchase price of approximately $7.82 million prior to delivery of the equipment, which is estimated to occur in 2011. The Company will need $12 million to finish the methanol project.  The amount paid is recorded in construction in progress. Through December 31, 2010, the Company used its working capital and borrowed money from its shareholders to fund the project. The Company originally planned on completing the project by December 2009, however, financing needs have delayed the estimated completion date of the project until April 2011.

20.	SUBSEQUENT EVENTS

On January 10, 2011, the Company obtained a short-term bank loan for RMB 12 million (approximately $1.8 million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on January 10, 2012.

In February 2011, the Company obtained a written commitment from a related party controlled by the Chairman of the Company. The related party agreed to provide a RMB 20 million (approximately $3 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained an oral commitment from the local government. The local government agreed to provide a RMB 10 million (approximately $1.5 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained oral agreements with four creditors. The creditors agreed to sign indebtedness agreements with the Company by the end of February 2011. The creditors agreed to accept common shares of the Company in exchange for the cancellation of Company debt totaling RMB 14 million (approximately $2 million).

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the condensed consolidated financial statements and the accompanying notes of New Oriental Energy & Chemical Corp. (the “Company”, “we” or “our”) for the quarter ended December 31, 2010. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

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

•
Other PRC or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products; and

•
On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. The Company plans to resume production in February 2011, and expects operations to return to normal levels within one year.

•
The Company will need to obtain additional financing to continue operations beyond 2011. Its primary source of capital is cash generated from operations as well as through loans. If the Company is unable to obtain additional financing, it will not be able to sustain its  operations and would likely be required to cease its operations. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Cash and Cash Equivalents

Unrestricted cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

 Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restriction on cash is expected to be released within the next six months.

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

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying value as of December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	31, 2010	(Level 1)	(Level 2)	(Level 3)
Fair value of warrants	$706,379	$-	$-	$706,379
Long-term bank loan	$3,019,916	$-	$3,019,916	$-

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash represent time deposits on account to secure short-term debt. See Note 10.

The carrying amounts of other financial assets and liabilities, such as notes receivable, due from employees, due from a related party, accounts payable, other payables and accrued liabilities, short-term debt, customer deposits, due to employees, payable to contractors, due to related parties, and taxes payable, approximate their fair values because of the short-term maturity of these instruments. The fair value of the Company’s long-term bank loan is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loan was not significantly different from the carrying value at December 31, 2010.

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

Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the nine months ended December 31, 2010 and 2009 was $702,153 and $423,836, respectively.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold includes direct and indirect production costs, as well as freight in and handling costs for products sold. Included in cost of goods sold are manufacturing costs that the Company expensed rather than capitalizing into inventory during the period when the Company was not manufacturing amounting to $624,663 and $1,923,720 for the three and nine months ended December 31, 2010, respectively.

Selling and Distribution Expenses

Selling and distribution expenses include the costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges. All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

General and Administrative expenses

General and administrative expenses consist primarily of compensation for personnel and facilities, legal and professional fees and miscellaneous administration costs.

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted loss per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock warrants. As of December 31, 2010, common stock equivalents were composed of warrants convertible into 876,000 shares of the Company's common stock. For the nine months ended December 31, 2010, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Impairment of Long-Lived Assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured. Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  The Company ceased operation since November 15, 2010.  Based on the management’s assessment at December 31, 2010, this is a triggering event that would require the Company to test long-lived assets for recoverability. As of December 31, 2010, the carrying value of long-lived assets can be covered by the future cash flows based on the impairment test results. No impairment loss was recognized. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.

Income Taxes

The Company utilizes ASC 740 “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain

Recent Accounting Pronouncements

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

On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. The Company takes following steps to resume production:

Finance

In January 2011, the Company obtained financial support from a major shareholder. The major shareholder agreed in writing to extend the due date of loans totaling $10,448,908 for one additional year and promised to provide a guarantee for future debt if necessary.

In February 2011, the Company obtained a written commitment from a related party controlled by the Chairman of the Company. The related party agreed to provide a RMB 20 million (approximately $3 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained an oral commitment from the local government. The local government agreed to provide a RMB 10 million (approximately $1.5 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained oral agreements with four creditors. The creditors agreed to sign indebtedness agreements with the Company by the end of February 2011. The creditors will agree to accept common shares of the Company in exchange for cancellation of Company debt totaling RMB 14 million (approximately $2 million).

Market Research

In 2010, the entire fertilizer industry faced a difficult situation in China. Seventy percent of smaller fertilizer manufacturers were forced to cease operations, while large fertilizer manufacturers were operating at only seventy percent of their capacity. Compared with past years, fertilizer production in China decreased approximately 20% in 2010. Management believes, based on market research, that the current stock of fertilizer will not meet the demand of the coming season.  Management also believes that the current price of fertilizer will allow the Company to achieve a gross product and, furthermore, that such price is likely to rise in 2011.

Based on the current market price, methanol and DME are profitable for the Company. Based on observations of the market by the Company’s management, consumers of methanol and DME are resuming their operations. Therefore, management foresees demand for fuel gradually recovering. Furthermore, management estimates that the price of methanol and DME will increase in 2011.

In sum, management believes that all three main products manufactured by the Company will have positive trends in the future.

Cost of Goods Sold

The Company stopped production for maintenance of its manufacturing systems from June 21, 2010 to October 15, 2010. Based on the manufacturing outputs during the period between October 15 and November 15, 2010, we estimate our manufacturing systems will operate more efficiently when we resume production.  Since November 15, 2010 the unit cost of products has also decreased.

Employees

During the period from November 15, 2010 to the present, all key management personnel, technical personnel, and operators remained with the Company.

Management estimates that the Company can and will resume production by the end of February 2011 based on the above factors.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 as Compared to
Three Months Ended December 31, 2009

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	943,757	100.00%	8,770,449	100.00%	(7,826,692)	(89.24)%
Cost of goods sold	(1,911,527)	(202.54)%	(8,515,088)	(97.09)%	6,603,561	(77.55)%
Gross profit (loss)	(967,770)	(102.54)%	255,361	2.91%	(1,223,131)	(478.98)%
General & administrative	549,159	58.19%	622,722	7.10%	(73,563)	(11.81)%
Selling and distribution	34,269	3.63%	367,075	4.19%	(332,806)	(90.66)%
Research and development	12,340	1.31%	14,707	0.17%	(2,367)	(16.09)%
Loss from operations	(1,563,538)	(165.67)%	(749,143)	(8.54)%	(814,395)	108.71%
Interest expense, net	(956,460)	(101.35)%	(597,012)	(6.81)%	(359,448)	60.21%
Government grants	338,156	35.83%	-	-	338,156	100.00%
Other income (expenses), net	385	0.04%	10,551	0.12%	(10,166)	(96.35)%
Change in fair value of derivatives liabilities	(295,848)	(31.35)%	-	-	(295,848)	100.00%
Loss before income taxes	(2,477,305)	(262.49)%	(1,335,604)	(15.23)%	(1,141,701)	85.48%
Income tax expense	-	-	(280,804)	(3.20)%	280,804	(100.00)%
Net loss	(2,477,305)	(262.49)%	(1,616,408)	(18.43)%	(860,897)	53.26%
Foreign currency translation gain (loss)	31,253	3.31%	18,681	0.21%	12,572	67.30%
Weighted average shares outstanding basic and diluted	17,012,458		12,640,000		4,372,458	34.59%
Net loss per share, basic and diluted	(0.15)		(0.13)		0.02	15.38%

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the three months ended December 31, 2010 were $943,757, which represented a decrease of 89.24% from the same period in the prior year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Cost of Goods Sold (“COGS”) for the three months ended December 31, 2010 was $1,911,527, which was 202.54% of total revenues and represents an 77.55% decrease, as compared to $8,515,088, and 97.09% of total revenues for the three months ended December 31, 2009. This was mainly due to the fact that the Company ceased production which resulted in a decrease in sales volume. The Company stopped production for maintenance of the manufacturing systems during June 21 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On Novemeber 15, 2010, the Company again ceased production, this time due to the Company's cash flow problem.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation is primarily due to changes in the price of raw materials, which can have a significant impact on the COGS.

Gross loss is calculated by deducting from revenues the cost of raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventory costs and all other costs incident to or necessary for the production of our products.

Gross profit (loss) decreased by $1,223,131, or 478.98%, to a loss of $(967,770) for the three months ended December 31, 2010 as compared to a profit $255,361 for the three months ended December 31, 2009. This was mainly due to the fact that the Company ceased production which resulted in an increase in the unit production cost as compared to the same period last year.

		DME	Methanol	Urea	Ammonium Bicarbonate	Liquefied Ammonia	Ammonia Water
2011Q3	Revenues	-	263,017	360,350	54,453	255,628	10,309
	COGS	-	358,411	383,521	95,646	436,031	13,255
	Gross (Loss) Profit	-	(95,394)	(23,171)	(41,193)	(180,403)	(2,946)
	Gross Margin	-	(36.27)%	(6.43)%	(75.65)%	(70.57)%	(28.58)%
2010Q3	Revenues	-	1,180,852	6,419,620	834,984	217,468	117,526
	COGS	-	1,393,273	5,918,725	884,773	210,776	107,542
	Gross Profit (Loss)	-	(212,421)	500,895	(49,789)	6,692	9,984
	Gross Margin	-	(17.99)%	7.80%	(5.96)%	3.08%	8.50%
Changes	Revenues	-	(917,835)	(6,059,270)	(780,531)	38,160	(107,217)
	Percentage	-	(77.73)%	(94.39)%	(93.48)%	17.55%	(91.23)%

Sales of urea decreased $6,059,270, or 94.39%, to $360,350 for the three months ended December 31, 2010, as compared to $6,419,620 for the three months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. The existing cash and with our future plans (see overview section), the Company will go another 12 months.

The gross margin of urea decreased to (6.43)% for the three months ended December 31, 2010, as compared to 7.80% for the three months ended December 31, 2009. This was mainly due to the fact that the Company ceased production which resulted in an increase in the unit production cost as compared to the same period last year.

Sales of ammonium bicarbonate for the three months ended December 31, 2010 were $54,453, which represented a decrease of 93.48% from the same period in the prior year. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

The gross margin of ammonium bicarbonate decreased to (75.65)% for the three months ended December 31, 2010 as compared to (5.96)% for the same period of the prior year. This was mainly due to the fact that the Company ceased production which resulted in an increase in the unit production cost as compared to the same period last year.

Sales of methanol decreased $917,835, or 77.73%, to $263,017 for the three months ended December 31, 2010, as compared to $1,180,852 for the three months ended December 31, 2009.  This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

 Sales of liquefied ammonia increased $38,160, or 17.55%, to $255,628 for the three months ended December 31, 2010, as compared to $217,468 for the three months ended December 31, 2009. This was mainly due to the increase in the selling price of liquefied ammonia as compared to the same period of last year.

Sales of DME decreased to $0 for the three months ended December 31, 2010. This was due to the decrease in the selling price which would have resulted in a negative gross profit of DME sales.  Management ceased the production of DME temporarily. Based on the management's estimation, when the market price of DME increases to over RMB 3,600 per ton in China, the Company's DME will have positive gross profit. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

The gross margin of ammonia water decreased (37.08)% for the three months ended December 31, 2010 as compared to 8.50% for the same period prior year. This was mainly due to the fact that the Company ceased productions which result in an increase in the unit production cost as compared to the same period last year.

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	498,210	52.79%	2,530,198	28.85%	(2,031,988)	(80.31)%
Guangdong Province	-	-	3,748,320	42.74%	(3,748,320)	(100.00)%
Hubei Province	286,713	30.38%	536,295	6.12%	(249,582)	(46.54)%
Anhui Province	158,834	16.83%	1,875,964	21.39%	(1,717,130)	(91.53)%
Hunan Province	-	-	79,672	0.91%	(79,672)	(100.00)%
Total	943,757	100.00%	8,770,449	100.00%	(7,826,692)	(89.24)%

The sales for three months ended December 31, 2010 in all provinces decreased as compared to the same period last year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Expenses

The Company incurred general and administrative expenses of $549,159 for the three months ended December 31, 2010, representing a decrease of $73,563, or 11.81%, as compared to $622,722 for the three months ended December 31, 2009. This was mainly due to the Company enhanced the control over administrative expenditures.

The Company incurred selling and distribution expenses of $34,269 for the three months ended December 31, 2010, a decrease of $332,806, or 90.66%, as compared to $367,075 for the three months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

The Company incurred R&D expenses of $12,340 for the three months ended December 31, 2010, representing a decrease of $2,367, or 16.09%, compared to $14,707 for the three months ended December 31, 2009.

Income Tax Expense

The Company incurred income tax expense of $0 for the three months ended December 31, 2010, a decrease of $280,804, or 100%, as compared to $280,804, for the three months ended December 31, 2009. Due to the Company’s operating losses there is no income tax expense.

Net Loss

The Company’s net loss of $2,477,305 for the three months ended December 31, 2010 represented an increase of $860,897, or 18.43%, as compared to a net loss of $1,616,408 for the three months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Nine Months Ended December 31, 2010 as Compared to
Nine Months Ended December 31, 2009

	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Item	US $	(%)	US $	(%)	US $	(%)
Revenues	18,034,768	100.00%	24,704,321	100.00%	(6,669,553)	(27.00)%
Cost of goods sold	(19,904,189)	(110.37)%	(28,006,407)	(113.37)%	8,102,218	(28.93)%
Gross loss	(1,869,421)	10.37%	(3,302,086)	(13.37)%	1,432,665	(43.39)%
General & administrative	1,680,316	9.32%	1,829,231	7.40%	(148,915)	(8.14)%
Selling and distribution	289,016	1.60%	914,635	3.70%	(625,619)	(68.40)%
Research and development	39,845	0.22%	57,375	0.23%	(17,530)	(30.55)%
Loss from operations	(3,878,598)	(21.51)%	(6,103,327)	(24.71)%	2,224,729	(36.45)%
Interest expense, net	(2,271,518)	(12.60)%	(1,484,457)	(6.01)%	(787,061)	53.02%
Government grants	335,008	1.86%	-	-	335,008	100.00%
Other income (expenses), net	9,422	0.05%	13,300	0.05%	(3,878)	(29.16)%
Change in fair value of derivatives liabilities	6,197	0.03%	-	-	6,197	100.00%
Loss before income taxes	(5,799,489)	(32.16)%	(7,574,484)	(30.66)%	1,774,995	(23.43)%
Income tax expense	-	-	(366,438)	(1.48)%	366,438	(100.00)%
Net loss	(5,799,489)	(32.16)%	(7,940,922)	(32.14)%	2,141,433	(26.97)%
Foreign currency translation gain (loss)	80,651	0.45%	8,255	0.03%	72,396	876.99%
Weighted average shares outstanding basic and diluted	15,079,883		12,640,000		2,439,883	19.30%
Net loss per share, basic and diluted	(0.38)		(0.63)		0.24	(38.78)%

Revenues, Cost of Goods Sold and Gross Profit (Loss)

Revenues for the nine months ended December 31, 2010 were $18,034,768, which represented an decrease of 27.00% from the same period in the prior year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Cost of Goods Sold (“COGS”) for the nine months ended December 31, 2010 was 19,904,189, which is 110.37% of total revenues and represents a 28.93% decrease as compared to $28,006,407 and 113.37% of total revenues for the nine months ended December 31, 2009. This was mainly due to the fact that the Company ceased production which resulted in the decrease in sales volume and the unit production cost of products as compared to the same period last year. The Company stopped production for maintenance of the manufacturing systems during June 21 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. One November 15, 2010, the Company again ceased production, this time due to the Company's cash flow problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Gross loss decreased $1,432,665, or 43.39%, to $(1,869,421) for the nine months ended December 31, 2010 as compared to $(3,302,086) for the nine months ended December 31, 2009. This decrease was mainly due to the fact the Company ceased production which resulted in a decrease in production costs. Also the Company expensed manufacturing costs of $1,923,720 for the months ended December 31, 2010, rather than capitalizing the costs into inventory as a result of the ceased production.

	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009		Comparisons
Products	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Urea	14,393,526	79.81%	18,246,429	73.86%	(3,852,903)	(21.12)%
Ammonium bicarbonate	827,331	4.59%	2,081,507	8.43%	(1,254,176)	(60.25)%
Methanol	2,337,633	12.96%	3,558,221	14.40%	(1,220,588)	(34.30)%
Liquefied Ammonia	354,105	1.96%	518,877	2.10%	(164,772)	(31.76)%
Ammonia Water	122,173	0.68%	299,287	1.21%	(177,114)	(59.18)%
Total	18,034,768	100.00%	24,704,321	100.00%	(6,669,553)	(27.00)%

Sales of urea decreased $3,852,903, or 21.12%, to $14,393,526 for the nine months ended December 31, 2010 as compared to $18,246,429 for the nine months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Sales of ammonium bicarbonate decreased $1,254,176, or 60.25%, to $827,331 for the nine months ended December 31, 2010 as compared to $2,081,507 for the nine months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Sales of methanol decreased 34.30% to $2,337,633, from $3,558,221 for the nine months ended December 31, 2010 as compared to the same period of last year. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Sales of liquefied ammonia decreased 31.76% to $354,105, from $518,877 for the nine months ended December 31, 2010 as compared to the same period of last year. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. The existing cash and with our future plans (see overview section), the Company will go another 12 months.

Sales of ammonia water decreased 59.18% to $122,173, from $299,287 for the nine months ended December 31, 2010 as compared to the same period of last year. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Divided by Regions
	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2009		Comparisons
Provinces	Amount US $	Percentage of Revenues (%)	Amount US $	Percentage of Revenues (%)	Change in Amount US $	Increase (Decrease) in Percentage (%)
Henan Province	5,033,503	27.91%	8,010,033	32.42%	(2,976,530)	(37.16)%
Guangdong Province	9,771,239	54.18%	10,754,267	43.53%	(983,028)	(9.14)%
Hubei Province	1,370,642	7.60%	886,745	3.59%	483,897	54.57%
Anhui Province	1,843,153	10.22%	4,816,643	19.50%	(2,973,490)	(61.73)%
Hunan Province	1,803	0.01%	174,415	0.71%	(172,612)	(98.97)%
Hebei Province	-	-	31,948	0.13%	(31,948)	(100.00)%
Jiangxi Province	-	-	30,270	0.12%	(30,270)	(100.00)%
Guangxi Province	14,428	0.08%	-	-	14,428	100.00%
Total	18,034,768	100.00%	24,704,321	100.00%	(6,669,553)	(27.00)%

The sales for the nine months ended December 31, 2010 in the Hubei Province and Guangxi Province increased by 54.57% and 100% respectively as compared to the same period last year. This increase was mainly attributable to the Company’s reinforcement of its marketing strategy.

The sales for the nine months ended December 31, 2010 in other provinces decreased as compared to the same period last year. This was mainly due to the Company stopping all production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. This resulted in the decrease in sales volume of products as compared to last year. The Company finished maintenance and resumed production on October 15, 2010. On November 15, 2010, the Company again ceased production, this time due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Expenses

The Company incurred general and administrative expenses of $1,680,316 for the nine months ended December 31, 2010, representing a decrease of $148,915, or 8.14%, as compared to $1,829,231 for the nine months ended December 31, 2009. This was mainly due to the Company’s enhanced the control of administrative expenditures.

The Company incurred selling and distribution expenses of $289,016 for the nine months ended December 31, 2010, a decrease of $625,619, or 68.40%, as compared to $914,635 for the nine months ended December 31, 2009. This was mainly due to the Company stopping production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010. On November 15, 2010, the Company ceased production due to the Company’s cash flow problem. The Company is seeking financial resources to solve the problem. This resulted in the decrease in sales volume of products as compared to last year.

The Company incurred R&D expenses of $39,845 for the nine months ended December 31, 2010, representing a decrease of $17,530, or 30.55%, compared to $57,375 for the nine months ended December 31, 2009.

Income Tax Expense

The Company incurred income tax expense of $0 for the nine months ended December 31, 2010, a decrease of $366,438, or 100%, as compared to $366,438, for the nine months ended December 31, 2009. There is no income tax expense due to the Company's current losses in the loss from operations of $2,224,729.

Net Loss

The Company’s net loss of $5,799,489 for the nine months ended December 31, 2010 represented a decrease of $2,141,433, or 26.97%, as compared to a net loss of $7,940,922 for the nine months ended December 31, 2009. This decrease was mainly due to the decrease in the production cost as compared to the same period last year offset by the increase in the government grants of $335,008 in the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended December 31,
	2010	2009
Net cash provided by (used in)
Operating activities	$(6,247,498)	$(7,506,260)
Investing activities	(93,396)	(194,035)
Financing activities	6,526,160	7,596,493
Net change in cash and cash equivalents	185,266	(103,802)

Effect of exchange rate changes on cash and cash equivalents	(378,379)	(39,735)

Cash and cash equivalents at beginning of period	319,816	410,870

Cash and cash equivalents at end of period	$126,703	$267,333

Cash flows used in operating activities during the nine months ended December 31, 2010 amounted to $6,247,498, which was primarily due to the net loss of $5,197,449, decrease of $6,215,106 in inventory and decrease of $9,164,516 in customer deposits resulting from the ceased production. The Company stopped production for maintenance of the manufacturing systems from June 21, 2010 to October 15, 2010, and on November 15, 2010, the Company again ceased production due to the Company’s cash flow problem.

As of December 31, 2010, the cash used in investing activities was $93,396, which represented the expenditure on construction of the third phase of the 600,000 ton DME facility project in the past years. The Company will need $12 million to finish this project.

As of December 31, 2010, the cash provided by financing activities was $6,526,160, which represented the net increase short-term debt, the increase in due to related parties and the increase in proceeds from issuance of common stock in the reporting period.

Liquidity

The Company has a working capital deficit of $43,244,159 as of December 31, 2010, and the Company incurred a net loss of $5,197,449 and negative cash flow from operations of $6,247,498 for the nine months ended December 31, 2010. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to continue the development of its business plans and satisfy its current and long-term obligations on a timely basis. The Company believes that it will be able to complete the necessary steps in order to meet its cash requirements throughout the fiscal year ending March 31, 2011. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To increase our cash resources, the Company obtained a short-term bank loan for RMB 12 million (approximately $1.8 million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on January 10, 2012. Also in 2010, the Company obtained written commitments from its major shareholder to provide working capital to the Company, if needed, in the form of loans. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for hte next 12 months.

In February 2011, the Company obtained a written commitment from a related party controlled by the Chairman of the Company. The related party agreed to provide a RMB 20 million (approximately $3 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained an oral commitment from the local government. The local government agreed to provide a RMB 10 million (approximately $1.5 million) short-term loan by the end of February 2011.

In February 2011, the Company obtained oral agreements with four debtors. The debtors agreed to sign indebtedness agreements with the Company by the end of February 2011. The debtors agreed to accept common shares of the Company in exchange for the cancellation of Company debt totaling RMB 14 million (approximately $2 million).

As of December 31, 2010, our total assets were $54,314,809 and our total liabilities were $51,388,237. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 94.61%.

As of December 31, 2010, our total assets were $54,314,809 and our operating revenue for the nine months ended December 31, 2010 was $18,034,768, reflecting a total asset turnover of 0.33.

Capital Resources

As of December 31, 2010, we had working capital deficit of $43,244,159. This was mainly due to the increase in the Company's net loss and capital expenditure in connection with the construction of the third phase of the 600,000 ton DME facility project. We will finance capital expenditures through bank loans and related party loans.

We will finance our business activity through bank loans and related party loans.  The Company obtained a short-term bank loan for RMB 12 million (approximately $1.8 million) with an interest rate of 11.16% per annum from Luoshan Rural Credit Cooperatives, which is due on January 10, 2012. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable, bank loans and related party loans, if needed. With the existing cash and our future plans (see overview section), we believe the Company has sufficient cash to sustain operations for hte next 12 months.

CONTINGENT LIABILITIES

None.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s principal executive officer and principal financial officer have concluded, based on such evaluations, that the Company’s disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

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

In November 2007, the Company initiated a lawsuit in the Intermediate Court of Xinyang City (the “Intermediate Court”) against the Xi County government and Henan Shiji Jinyuan Chemicals Co., Ltd. (the “Shiji Jinyuan”, formerly Xixian Fertilizer Plant) for non-payment of the Xi County government note receivable of RMB 5 million (approximately $650,000) on its due date as set forth under the Luoshan Agreement, and sought the enforcement of the terms of the note receivable and the Luoshan Agreement for payment of the RMB 5 million (approximately $650,000) by both the Xi County government and Shiji Jinyuan. On June 12, 2009, the court entered judgment against the Xi County government and Shiji Jinyuan in amount of RMB 5 million (approximately $650,000) to be paid before June 22, 2009. In addition, the judgment ordered the Xi County government and Shiji Jinyuan to pay the Company interest and late fee based on market rates. On December 16, 2009, the Xi County government and Shiji Jinyuan appealed to the Higher Court of Henan Province.(“Higher Court”). On April 13, 2010, the Higher Court entered final judgment to reject the appeal and sustain the original judgment. On June 17, 2010, the Intermediate Court issued enforcement notice to the Xi County government and Shiji Jinyuan. The Xi County government and Shiji Jinyuan did not pay the amount to the Company as of February 22, 2010. On December 31, 2010, the Company had a reserve against the RMB 5 million ($736,279) note of $736,279 due to the uncertainty of collection.

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

On September 28, 2010, the Company entered into Indebtedness Conversion Agreements with each of Chen Siqiang, Mai Xiaofu, Wang Guiquan, Zhou Dianchang, Yu Zhiyang and Yang Hongtao (collectively, the “Holders”) for the conversion of $1,030,791, $147,256, $132,530, $73,628, $44,177 and $44,177 of debt, respectively, into shares of common stock of the Company at a conversion rate of $1.00 per share.  The converted debt consisted of loans used to fund the construction of the Company’s methanol production facility.  The consideration for the issuance of the shares of common stock of the Company is the cancellation of the debt owed by the Holders.

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

(a)          On November 15, 2010, Xingyang Hongchang Channel Gas Engineering Co., Ltd., the majority shareholder of the Company, delivered a commitment letter to the Company regarding outstanding loans and attached hereto as Exhibit 10.12. On February 19, 2011, the majority shareholder delivered another commitment letter to the Company regarding a short-term loan and attached hereto as Exhibit 10.13.

(b)          There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the quarter ended December 31, 2010.

Item 6.	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.2	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

10.3	Form of Warrant. (6)

10.4	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Long Triumph Investments Limited. (7)

10.5	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Intellect Goal Investments Limited. (7)

10.6	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Chen Siqiang. (8)

10.7	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Mai Xiaofu. (8)

10.8	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Wang Guiquan. (8)

10.9	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Zhou Dianchang. (8)

10.10	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yu Zhiyang. (8)

10.11	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yang Hongtao. (8)

10.12	Commitment Letter, dated November 15, 2010, from Xingyang Hongchang Channel Gas Engineering Co., Ltd.*

10.13	Commitment Letter, dated February 19, 2011, from Xingyang Hongchang Group *

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Filed herewith.
(1)	Incorporation by reference to the Company’s Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2010.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

By:	/s/ Donglai Li
Donglai Li
Chief Financial Officer

Date:  February 22, 2011

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)

2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)

2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)

3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)

3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)

4.1	Specimen of Common Stock Certificate (3)

10.1	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (6)

10.2	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (4)

10.3	Form of Warrant. (6)

10.4	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Long Triumph Investments Limited. (7)

10.5	Indebtedness Conversion Agreement, dated August 27, 2010, by and between the Company and Intellect Goal Investments Limited. (7)

10.6	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Chen Siqiang. (8)

10.7	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Mai Xiaofu. (8)

10.8	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Wang Guiquan. (8)

10.9	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Zhou Dianchang. (8)

10.10	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yu Zhiyang. (8)

10.11	Indebtedness Conversion Agreement, dated September 28, 2010, by and between the Company and Yang Hongtao. (8)

10.12	Commitment Letter, dated November 15, 2010, from Xingyang Hongchang Channel Gas Engineering Co., Ltd.*

10.13	Commitment Letter, dated February 19, 2011, from Xingyang Hongchang Group *

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (5)

*	Filed herewith.
(1)	Incorporation by reference to the Company’s Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 1, 2010.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2010.