Form 10-K/A
period 2010-03-31
New Oriental Energy & Chemical Corp.
filed 2011-02-25
CIK 1312547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.      Yes  ☐ No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐ No  ☑

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,397,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2010
Common Stock, $.001 par value per share	14,100,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2010 ("Form 10-K"), as filed with the Securities and Exchange Commission on June 29, 2010, is to furnish Exhibits 10.5 and 10.6, a Securities Purchase and Registration Rights Agreement, dated May 25, 2010 and the applicable form of warrant, respectively, and to amend the exhibit table of Item 15 of Part IV accordingly.

No other changes have been made to the Form 10-K other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)
2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)
2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)
3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)
3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)
4.1	Specimen of Common Stock Certificate (3)
10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)
10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)
10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (7)
10.4	Form of Warrant. (7)
10.5	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto.*
10.6	Form of Warrant. *
14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)
21.1	Subsidiaries of the Company (5)
24.1	Power of Attorney (set forth on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended March 31, 2010.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ORIENTAL ENERGY & CHEMICAL CORP.

By:	/s/ Chen Si Qiang
Chen Si Qiang
Chief Executive Officer and Chairman of the Board

Dated: February 25, 2011

Index to Exhibits
Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement dated as of October 11, 2006, between Sports Source, Kinfair Holdings Limited and Auto Chance International Limited. (2)
2.2	Share Transfer Agreement, dated February 29, 2006, between Kinfair Holdings Limited, Xinyang Hongchang Channel Gas Engineering Co., Ltd., Mai XiaoFu, Wang Guiquan, Yu Zhiyang and Yang Hongtao. (2)
2.3	Stock Purchase Agreement, dated February 19, 2006, by and between Henan Jinding Chemical Industry Co., Ltd. and Kinfair Holdings Limited. (2)
3.1	Certificate of Incorporation of the Company, as amended by the current report on Form 8-K filed with the SEC on February 7, 2007 (1)
3.2	Bylaws of the Company, as amended by the current report on Form 8-K/A filed with the SEC on February 23, 2007 (1)
4.1	Specimen of Common Stock Certificate (3)
10.1	Form of Labor Contract for Henan Jinding Chemical Industry Co., Ltd. (2)
10.2	Land Use Certificates issued to Luoshan Jinding Chemical Industry Co., Ltd. by the People’s Government of Luoshan County. (2)
10.3	Securities Purchase and Registration Rights Agreement, dated May 3, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto. (7)
10.4	Form of Warrant. (7)
10.5	Securities Purchase and Registration Rights Agreement, dated May 25, 2010, by and between the Company and the Investors listed on the Schedule of Buyers attached thereto.*
10.6	Form of Warrant. *
14.1	Code of Business Conduct and Ethics, adopted April 9, 2007 (4)
21.1	Subsidiaries of the Company (5)
24.1	Power of Attorney (set forth on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Loan Agreement, dated August 8, 2008, by and between New Oriental Energy & Chemical Corp. and Xinyang Hong Chang Pipeline Gas Co., Ltd. (6)

(1)	Incorporation by reference to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-125131).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 2006.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated April 10, 2007.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended March 31, 2010.
(6)	Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2010.
*	Filed herewith.